Form 10QSB
period 2001-05-31
OCEAN VENTURES INC
filed 2001-08-24
CIK 1137764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period

Commission file number 0-32715
OCEAN VENTURES INC. (Exact name of small business issuer as specified in its charter)
Alberta, Canada (State or other jurisdiction of incorporation or organization)	98-0343194 (I.R.S. Employer Identification No.)
604 - 750 West Pender Street Vancouver, BC, Canada V6C 2T7 (Address of principal executive offices)
(604) 669-2615
(Issuer's telephone number)
not applicable (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,807,564 common shares outstanding as at August 15, 2001

Transitional Small Business Disclosure Format (Check one):      Yes [X]     No [ ]

  - FINANCIAL INFORMATION

  Item 1. Financial Statements.

  Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

  DISCLOSURE

  To: The Shareholders of Ocean Ventures Inc.

  It is the opinion of management that the interim financial statements for the quarter ended May 31, 2001 include all adjustments necessary in order to ensure that the financial statements are not misleading.

  Vancouver, British Columbia
  Date: August 22, 2001

  Per: /s/ Raymond Mol
  Director of Ocean Ventures Inc.

  OCEAN VENTURES INC.

  (A Development Stage Company)

  FINANCIAL STATEMENTS

  May 31, 2001 and August 31, 2000

  (Stated in US Dollars)

  (Unaudited - See Note 1)

  OCEAN VENTURES INC.
  (A Development Stage Company)
  BALANCE SHEETS
  May 31, 2001 and August 31, 2000
  (Stated in US Dollars)
  (Unaudited - See Note 1)

ASSETS	May 31,	August 31,
	2001	2000
Current
Cash	$327,549	$804,107
Accounts receivable	16,688	6,168
Marketable securities	-	1,078,500
Prepaid expenses	569	340
	344,806	1,889,114
Investment in convertible debenture	250,000	-
	$594,806	$1,889,114
LIABILITIES
Current
Accounts payable	$9,795	$87,800
Due to related parties	-	35,678
	9,795	123,478
STOCKHOLDERS' EQUITY
Capital stock Authorized: Unlimited common shares, without par value Unlimited preferred shares, without par value
Issued: 1,807,561 common shares	1,307,611	1,307,611
Deficit	(722,600)	(497,678)
Accumulated other comprehensive income	-	955,703
	585,011	1,765,636
	$594,806	$1,889,114

  SEE ACCOMPANYING NOTE

  OCEAN VENTURES INC.
  (A Development Stage Company)
  STATEMENTS OF OPERATIONS
  for the three and nine month periods ended May 31, 2001 and 2000 and for the period September 1, 1999 (Date of Inception) to May 31, 2001
  (Stated in US Dollars)
  (Unaudited - See Note 1)

	Three months ended May 31 2001	Three months ended May 31 2000	Nine months ended May 31 2001	Nine months ended May 31 2000	September 1 1999 (date of inception) to May 31 2001
General and administrative expenses
Accounting and audit fees	$5,676	$10,448	$8,135	$11,812	$17,752
Filing fees	361	2,594	2,200	5,033	6,601
Foreign exchange	193	(2,671)	11,199	(660)	10,120
Legal fees	5,519	2,637	45,917	5,249	54,768
Management fees	3,885	-	9,167	-	70,334
Office and miscellaneous expenses	71	348	1,456	1,373	3,215
Transfer agent fees	920	977	3,756	2,850	7,509
Travel	521	-	1,099	-	1,099

Loss before other items	17,146	14,333	82,929	25,657	171,398

Other items
Interest income	8,853	-	29,112	-	31,403
Gain on sale of marketable securities	-	-	433,472	-	1,189,097
	8,853	-	462,584	-	1,220,500

Net income (loss) for the period	$(8,293)	$(14,333)	$379,655	$(25,657)	$1,049,102

Earnings (loss) per share	$0.00	$(0.01)	$0.21	$(0.01)

Weighted average number of common shares outstanding	1,807,561	1,807,561	1,807,561	1,807,561

  SEE ACCOMPANYING NOTE

  OCEAN VENTURES INC.
  (A Development Stage Company)
  STATEMENTS OF CASH FLOWS
  for the nine month periods ended May 31, 2001 and, 2000
  and for the period September 1, 1999 (Date of Inception) to May 31, 2001
  (Stated in US Dollars)
  (Unaudited - See Note 1)

	Nine months ended May 31 2001	Nine months ended May 31 2000	September 1 1999 (date of inception) to May 31 2001
Operating Activities
Net income (loss)	$379,655	$(25,657)	$1,049,102
Deduct item not affecting cash:
Gain on sale of marketable securities	(433,472)	-	(1,189,097)
Adjustments to reconcile net income (loss) to net cash used in operations
Accounts receivable	(10,520)	(1,381)	(16,688)
Prepaid expenses	(229)	(501)	(569)
Accounts payable	(78,004)	17,548	(56,074)
Due to related party	(35,678)	67,695	-

Cash used in operating activities	(178,248)	57,704	(213,326)
Investing activities
Investment in convertible debenture	(250,000)	-	(250,000)
Proceeds on sale of marketable securities	556,267	-	1,394,042
Cash provided by investing activities	306,267	-	1,144,042
Financing activity
Payment of dividends	(604,577)	-	(604,577)
Cash used in financing activity	(604,577)	-	(604,577)
Net increase (decrease) in cash	(476,558)	57,704	326,139
Cash, beginning of period	804,107	1,410	1,410
Cash, end of period	$327,549	$59,114	$327,549

  SEE ACCOMPANYING NOTE

  OCEAN VENTURES INC.
  (A Development Stage Company)
  STATEMENTS OF STOCKHOLDERS' EQUITY
  for the period from September 1, 1999 (Date of Inception) to May 31, 2001
  (Stated in US Dollars)
  (Unaudited - See Note 1)
	Number of Common Shares	Amount	Deficit Accumulated	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance, August 31, 1999	14,037,807	$1,307,611	$(1,167,124)	$107,054	$247,541
Share consolidation 1 new for 5 old	(11,230,246)	-	-	-	-
Cancellation of escrow shares	(1,000,000)	-	-	-	-
Other comprehensive income	-	-	-	848,649	848,649
Net income for the year	-	-	669,446	-	669,446
Balance, August 31, 2000	1,807,561	1,307,611	(497,678)	955,703	1,765,636
Net income for the period	-	-	379,655	(955,703)	(576,048)
	1,807,561	1,307,611	(118,023)	-	1,189,588
Dividends	-	-	(604,577)	-	(604,577)
Balance, May 31, 2001	1,807,561	$1,307,611	$(722,600)	$-	$585,011

  SEE ACCOMPANYING NOTE

  OCEAN VENTURES INC.
  (A Development Stage Company)
  NOTES TO THE FINANCIAL STATEMENTS
  May 31, 2001 and August 31, 2000
  (Stated in US Dollars)
  (Unaudited - See Note 1)

  Note 1 Interim Reporting

  While the information presented in the accompanying interim six months financial statements is unaudited it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's August 31, 2000 annual financial statements.

  Item 2. Management's Discussion and Analysis or Plan of Operation.

  FORWARD-LOOKING STATEMENTS

  This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our actual results or the actual results in our industry, of our levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

  As used in this quarterly report, the terms "we", "us", "our", and "Ocean Ventures" mean Ocean Ventures Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.

  General

  Ocean Ventures Inc. was incorporated under the laws of the Province of Alberta on November 22, 1996 under the name "CallDirect Capital Corp.". We changed our name to "Ocean Ventures Inc." on January 31, 2000, and at the same time completed a consolidation of our then issued and outstanding common shares on a 5:1 basis, effective January 27, 2001. We are also registered as an extra-provincial company in the Province of British Columbia, and are a reporting issuer under the securities laws of both the province of Alberta and the province of British Columbia.

  From our incorporation until May, 1999, we were a direct reseller of telecommunication products. In May 1999, our former wholly-owned subsidiary, CallDirect Enterprises Inc. sold its direct marketing assets in exchange for 1,200,000 shares of Virtualsellers.com, Inc. stock. On September 8, 1999, we sold all of our issued and outstanding stock to one of our former directors and officers for nominal consideration. As we do not presently have an operating business that we can pursue, we are seeking to either identify a suitable business opportunity or to enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Our management does not believe that we will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

  Results of Operations

  Nine month period ended May 31, 2001

  We reported net income for the nine months ended May 31, 2001 of $379,655 or $0.21 per share compared to a loss of $25,657 or ($0.01) per share for the nine months ended May 31, 2000.

  The significant increase in earnings was due to a gain on sale of marketable securities of $433,472 and interest income of $29,112 realized on our outstanding cash balances. The gain on sale of marketable securities related to the completion of the divestiture of our share position of Virtualsellers.com, Inc. We received these shares of Virtualsellers as consideration for the sale of assets of our former subsidiary, CallDirect Enterprises, Inc. to Virtualsellers. The gain on sale of these securities represents the consideration received by our company for the sale of such subsidiary's assets and we are not engaged in nor do we propose to become engaged in the business of investing, reinvesting, owning, holding or trading in securities. We are an operating company currently without an active business and are looking to either acquire a business opportunity or to enter into a business combination in order to once again acquire an active business.

  We incurred increases in all general and administrative expense categories except for filing fees in the nine months ended May 31, 2001 totalling $82,929, compared to $25,657 of general and administrative expenses incurred in the nine months ended May 31, 2000. Most significantly, legal fees increased to $45,917 for the period compared to $5,249 in the prior period. These increased expenses related to the ongoing reorganization of our company's financial structure and affairs, including due diligence and legal costs associated with our possible acquisition of a business opportunity or business combination with SourceExport Inc. We have sought and continue to seek business opportunities of merit.

  There was a net decrease in cash during the nine month period ending May 31, 2001 of $476,558 compared to an increase in cash of $57,704 for the nine months ending May 31, 2000. This decrease in cash flow was due to the payment of a dividend to the shareholders of our company totalling $604,577 ($0.33 per share) on February 1, 2001 and the loan of $250,000 to SourceExport by way of convertible debenture on December 5, 2000.

  Liquidity and Capital Resources

  As at May 31, 2001

  As at May 31, 2001, we had a cash position of $327,549 and net working capital of $335,011. We also had $250,000 which we loaned by way of a convertible debenture to SourceExport Inc. of which $125,000 is held in trust pursuant to an Escrow Agreement and will not be advanced until SourceExport Inc. achieves two consecutive fiscal quarters of profitability.

  We have sufficient cash resources to fund our normal operating expenses, which total less than $10,000 per month, for the balance of the fiscal year and well into the foreseeable future. We plan to use some of our cash resources to pursue and fund new business opportunities. Additional professional fees, filing fees, and due diligence costs are anticipated as new business opportunities are pursued and due diligence is conducted on such opportunities.

  We experienced a net decrease in our available cash resources over the nine months ended May 31, 2001 due to the payment of a dividend of $0.33 per share ($604,577) on February 1, 2001 and the closing of the loan to SourceExport convertible debenture in the amount of $250,000 on December 5, 2000. These disbursements were offset somewhat by proceeds from the sale of the remaining balance of our marketable securities over the period totalling $556,267.

  We have no remaining available-for-sale securities in inventory as at May 31, 2001.

  Cash Requirements

  Over the twelve month period ending May 31, 2002, we do not anticipate that we will have to raise any additional monies through private placements of our equity securities and/or debt financing. Sufficient working capital was raised through the sale of marketable securities, specifically the sale of the shares of Virtualsellers.com, Inc., to discharge all significant liabilities and to fund ongoing corporate maintenance expenses for the next twelve months. We will use our current cash reserves to fund the identification and evaluation of a suitable business opportunity.

  Product Research and Development

  We do not anticipate that we will expend any significant monies on research and development over the twelve months ending May 31, 2002.

  Purchase of Significant Equipment

  We do not intend to purchase any significant equipment over the twelve months ending May 31, 2002.

  Employees

  Over the twelve months ending May 31, 2002, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase in the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain.

  Factors That May Affect Our Future Results

  An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating Ocean Ventures and its business before purchasing shares of common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The trading price of the shares of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

  RISK FACTORS

  Scarcity of and Competition for Business Opportunities and Combinations

  We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

  Governmental Regulation

  To the best of our knowledge, we are not currently subject to direct federal, state or local regulation in the United States, other than regulations applicable to businesses generally.

  Key Personnel

  Although none of our present officers or directors are key to our continuing operations, we rely upon the continued service and performance of these officers and directors, and our future success depends on the retention of these people, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, none of our officers or directors are bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

  If we are unable to hire and retain technical, sales and marketing and operational personnel, any business we acquire could be materially adversely affected. We intend to hire a significant number of additional personnel once we identify and complete the acquisition of a business opportunity or enter into a business combination. Competition for these individuals in the technology sector is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

  Need for Additional Financing

  We do not anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will have sufficient capital to fund our ongoing operations for the next twelve months or until we complete a business combination or acquire a business opportunity. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

  There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders will likely result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

  Limited Operating History

  We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

  We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

  It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

  We will, in all likelihood, sustain operating expenses without corresponding revenues at least until we complete a business combination or acquires a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

  Ability to Generate Revenues is Uncertain

  For the year ended August 31, 1999, we incurred net income from discontinued operations of $194,784. We sold this business effective May 15, 1999 and we no longer receive any revenues from this business. We have not generated any revenues since May 1999 and do not anticipate generating any additional revenues until we acquire a business opportunity or complete a business combination. We have an accumulated deficit of $497,678 as at August 31, 2000. At this time, our ability to generate any further revenues is uncertain.

  Possibility of Delisting from the Canadian Venture Exchange

  We are currently listed on the Canadian Venture Exchange as a "tier 2" company. Trading in our listed shares was suspended by the Canadian Venture Exchange on November 27, 1999; our shares remain suspended as of the date of this quarterly report. On April 18, 2001, we received notice from the Canadian Venture Exchange that our shares would be delisted if we did not provide documentation by May 28, 2001, showing that we are able to meet the Canadian Venture Exchange's tier 2 maintenance requirements. We received an extension from the Canadian Venture Exchange which will continue until October 5, 2001, so that we can continue to identify a suitable business opportunity or enter into a suitable business combination. Despite the extension, unless we provide the Canadian Venture Exchange with evidence that we meet the Canadian Venture Exchange's tier 2 maintenance requirements by October 5, 2001, there is a risk that the Canadian Venture Exchange will delist our shares. In order to receive and maintain a tier 2 designation from the Canadian Venture Exchange, a company must, among other conditions, continue to meet certain financial requirements. In order to resume trading and avoid being delisted by the Canadian Venture Exchange, we must provide the Canadian Venture Exchange with a submission showing that we meet the tier 2 requirements, including evidence that we have:

  - at least 300,000 freely tradable shares held by the public (non-affiliates), which constitute 10% of our shares listed on the Canadian Venture Exchange;

  - a public float of at least CDN$100,000;

  - adequate working capital and financial resources to maintain operations and cover general and administrative expenses, with at least CDN$50,000;

  - had significant operating revenues in the previous 12 months or at least CDN$50,000 has been spent on exploration and development; and

  - an operating business.

  It is our intention to make the required submission to the Canadian Venture Exchange showing that we meet the tier 2 requirements if we acquire an operating business or a substantial asset and our shares are still listed on the Canadian Venture Exchange. However, in the event that our shares are delisted from the Canadian Venture Exchange, there will be no public market for our shares making it difficult, if not impossible, for our shareholders to liquidate their investment in our company.

  Speculative Nature of Our Proposed Operations

  The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

  No Agreement for Business Combination or Other Transaction/No Standards for Business Combination

  We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

  Continued Management Control/Limited Time Availability

  We are dependent upon management's personal abilities to evaluate business opportunities that may be presented in the future. While seeking to acquire a business opportunity, management anticipates devoting up to 25% of their time to our business. Management may or may not have prior experience in the technical aspects of the industry or the business within that industry that may be acquired. Our officers have not entered into written employment agreements with us with respect to our proposed plan of operation and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

  Lack of Market Research or Marketing Organization

  We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance that we will successfully complete such an acquisition or combination.

  Lack of Diversification

  In all likelihood, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity's business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

  Regulation

  Although we will be subject to regulation under the 1934 Act, management believes that we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event that we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940, meaning that we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

  Probable Change in Control and Management

  A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require that management of our company sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our Board of Directors. The resulting change in the control of our company could result in the removal of one or more of our present officers and directors, and a corresponding reduction in or elimination of their participation in the future affairs of our company.

  Reduction of Percentage Share Ownership Following Business Combination

  Our primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private concern which, in all likelihood, would result in our company issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in our capital will reduce the percentage of common shares owned by present and prospective shareholders and may result in a change in our control and/or management.

  Taxation

  Canadian tax consequences will, in all likelihood, be major considerations in any business acquisition or combination we may undertake. Typically, these transactions may be structured to result in tax-free treatment pursuant to various Canadian tax provisions. We intend to structure any business combination so as to minimize the tax consequences to both our company and the target entity. Management cannot ensure that a business combination will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of common shares or assets. A non-qualifying reorganization could result in the imposition of taxes, which may have an adverse effect on both parties to the transaction.

  Requirement of Audited Financial Statements May Disqualify Business Opportunity

  Management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

  Uncertain Ability to Manage Growth

  Our ability to achieve any planned growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

  "Penny Stock" Rules May Restrict the Market for Our Shares

  Our common shares are subject to rules promulgated by the SEC relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common shares and may affect the secondary market for our common shares. These rules could also hamper our ability to raise funds in the primary market for our common shares.

  Insider Control of Common Stock

  As of August 15, 2001, directors and executive officers beneficially owned approximately 9.9% of our outstanding common shares. As a result, these shareholders, if they act as a group, may be able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

  Possible Volatility of Share Prices

  Our common shares are currently listed for public trading on the Canadian Venture Exchange but are presently suspended from trading. The trading price of our common shares has been, and when reinstated may continue to be, subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

  In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

  Indemnification of Directors, Officers and Others

  Our by-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

  Future Dilution

  Our constating documents authorize the issuance of an unlimited number of common shares and an unlimited number of preferred shares. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

  Anti-Takeover Provisions

  We do not currently have a shareholder rights plan or any anti-takeover provisions in our by-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

  Enforceability of Civil Liabilities Against Our Company

  All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

  - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(3) Charter and By-laws:

**Each of the documents listed in the section headed "Charter and By-laws" are incorporated by reference from Ocean Ventures Inc.'s Form 10-SB Registration Statement filed on May 11, 2001 (effective by operation of law as of July 11, 2001)

3.1 Articles of Incorporation, effective November 22, 1996

3.2 Certificate of Incorporation, effective November 22, 1996

3.3 By-Laws, effective November 30, 1996

3.4 Articles of Amendment, dated February 22, 1997

3.5 Certificate of Amendment of Articles of Incorporation, effective February 27, 1997

3.6 Certificate of Amendment and Registration of Restated Articles, effective January 31, 2000

3.7 Certificate of Change of Name (British Columbia), dated January 16, 2001

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN VENTURES INC.

By: /s/ Raymond Mol
Raymond Mol, President and Director
August 22, 2001

By: /s/ Richard Haderer
Richard Haderer, Secretary, Director
August 22, 2001

By: /s/ Dennis Sinclair
Dennis Sinclair, Director
August 23, 2001

By: /s/ Greg Burnett
Greg Burnett, Director
August 22, 2001

By: /s/ Jerry McKenzie
Jerry McKenzie, Director
August 23, 2001