Form 10KSB
period 2001-08-31
OCEAN VENTURES INC
filed 2001-11-29
CIK 1137764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  August 31, 2001
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ]to[ ]

Commission file number  000-32715

Ocean Ventures Inc. (Exact name of registrant as specified in its charter)
Alberta, Canada (State or other jurisdiction of incorporation or organization)	98-0343194 (I.R.S. Employer Identification No.)
604 - 750 West Pender Street Vancouver, British Columbia, Canada (Address of principal executive offices)	V6C 2T7 (Zip Code)

Registrant's telephone number, including area code (604) 669-2615

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, without par value (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: not applicable(1)

(1) Our common shares were initially halted from trading on the Vancouver Stock Exchange (now the Canadian Venture Exchange) on May 10, 1999, and were suspended from trading on November 27, 1999. As at the date of this Annual Report, our common shares remain suspended from trading on the Canadian Venture Exchange.

(ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

1,807,562 common shares issued and outstanding as of November 15, 2001

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", and "Ocean Ventures" mean Ocean Ventures Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Business Development During Last Three Years

Ocean Ventures Inc. was incorporated under the laws of the Province of Alberta on November 22, 1996 under the name "CallDirect Capital Corp.". We changed our name to "Ocean Ventures Inc." on January 31, 2000, and at the same time completed a consolidation (reverse split) of our then issued and outstanding common shares on a 5:1 basis, effective January 27, 2001. We are also registered as an extra-provincial company in the Province of British Columbia, and are a reporting issuer under the securities laws of both the province of Alberta and the province of British Columbia.

From our incorporation until May 15, 1999, we were a direct marketer of telecommunication products. Pursuant to the terms of an Asset Purchase Agreement (the "Asset Purchase Agreement") between CallDirect Enterprises Inc., formerly our wholly-owned subsidiary, and Virtualsellers.com, Inc., CallDirect sold its direct marketing business assets to Virtualsellers in exchange for 1,200,000 common shares in the capital of Virtualsellers. On September 8, 1999, we sold all of the issued and outstanding common stock of CallDirect, and certain intercompany advances owed by CallDirect, to John Eccles, one of our former directors and officers, for nominal consideration.

On May 24, 2000, we cancelled an aggregate of 5,000,000 performance escrow shares that had been issued to John Eccles and William McGinty, who were formerly directors and officers of our company. The shares were held in escrow and were cancelled upon Mr. Eccles and Mr. McGinty resigning as officers and directors of our company.

At our annual and special shareholders meeting on October 31, 2000, we received shareholder approval by way of special resolution to sell all of the 1,200,000 shares in the capital of Virtualsellers held by our company. We completed the sale of all of our shares in Virtualsellers on January 22, 2001. The aggregate proceeds received from the sale of the Virtualsellers shares was $1,394,044. On January 19, 2001, we declared a special dividend on our common shares of CDN$0.50 per share, which was paid to shareholders of record as at the close of business on January 29, 2001 , on February 1, 2001.

On December 5, 2000, we invested $250,000 in Sourcexport, Inc., a private Canadian business which is federally incorporated and based in Edmonton, Alberta, Canada. Sourcexport intends to develop an enterprise portal to help promote export business for approximately 2,400 businesses, located in the Edmonton area, represented by the Leduc-Nisku Economic Development Authority. Sourcexport has issued a $250,000 convertible debenture to us which matures on December 6, 2002. The debenture carries an interest rate equal to the prime rate plus two and one-half percent (2.5%), payable quarterly in cash, and is secured by a general security interest granted by Sourcexport in all of Sourcexport's present and after-acquired property. The debenture is convertible at our option into 10% of the issued and outstanding common shares in the capital of Sourcexport, subject to dilution in certain circumstances. We are entitled to have a representative director appointed to Sourcexport's board of directors for so long as the debenture remains outstanding, and thereafter until such time that we cease to hold four per cent (4%) or more of the issued and outstanding common shares in the capital of Sourcexport. Sourcexport has also granted us a right of first refusal to participate in their future financings by way of equity or debt convertible into equity.

On August 28, 2001, we filed a Notice of Default under the convertible debenture, and we are currently attempting to negotiate a settlement with Sourcexport, whereby our principal investment of $250,000, plus accrued interest, will be returned to us. As at the date of this Annual Report, we have received a total of $129,423, which funds had been held in escrow pending the achievement by Sourcexport of certain terms and conditions under an escrow agreement.

We have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business, not disclosed herein.

Our Current Business

As we do not presently have an operating business that we can pursue, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that we will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

As of the date of this Annual Report, trading in our shares on the Canadian Venture Exchange remains suspended by the Canadian Venture Exchange, having been initially halted on May 10, 1999, and then suspended on November 27, 1999 because with the disposition of CallDirect, we no longer have an operating business. Trading in our shares will remain suspended until we provide the Canadian Venture Exchange with evidence that we meet the Canadian Venture Exchange's tier 2 maintenance requirements. On April 18, 2001 we received notice from the Canadian Venture Exchange that our shares will be delisted if we do not provide documentation by May 28, 2001 showing that we can meet the Canadian Venture Exchange's tier 2 maintenance requirements. We received an extension from the Canadian Venture Exchange to October 5, 2001. On November 14, 2001, we received a letter stating that we must provide documentation showing that we can meet the Canadian Venture Exchange's tier 2 maintenance requirements by November 28, 2001. On November 27, 2001, we requested an additional extension, so that we can continue seeking to identify a suitable business opportunity or enter into a suitable business combination. If we are unable to obtain an extension from the Canadian Venture Exchange, our shares may be delisted, and there will be no public market for our common shares, making it difficult, if not impossible, for our shareholders to sell any of their common shares and liquidate their investment.

In order to receive and maintain a tier 2 designation from the Canadian Venture Exchange and avoid having our shares delisted from the Canadian Venture Exchange, we must, among other conditions, continue to meet certain financial and operational requirements which include, among others, the following:

(a) it has at least 300,000 freely tradeable shares held by the public (non-affiliates), which constitute 10% of its shares listed on the Canadian Venture Exchange;

(b) it has a public float of at least CDN$100,000;

(c) it has adequate working capital and financial resources to maintain operations and cover general and administrative expenses, with at least CDN$50,000;

(d) it has significant operating revenues in the previous 12 months or at least CDN$50,000 has been spent on exploration and development; and

(e) it has an operating business.

As of the date of this Annual Report, we are able to satisfy all of the above requirements, except that we do not have an operating business and therefore have not spent CDN$50,000 on exploration or development or had significant operating revenues in the previous 12 months.

Even if our shares are delisted from the Canadian Venture Exchange, we will continue to seek a new business opportunity. Once a business opportunity has been identified, we will investigate and evaluate the business opportunity. In selecting a suitable business opportunity, management intends to focus on the potential for future profits and strength of current operating management of the business opportunity. We have not put industry or geographically specific limitations on the nature of acquisitions or business opportunities to be evaluated. However, given the background of our company and our management personnel, we intend to focus initially on the technology sector, particularly telecommunications and Internet-related fields. Management believes that the greatest potential lies in technology and goods or products-related industries, rather than principally service industries. Nevertheless, this shall not preclude the investigation or evaluation of any other category of business or industry. We will conduct our own investigation to identify an appropriate business opportunity, and will seek a potential business opportunity from all known sources, relying principally upon personal contacts of our officers and directors, as well as indirect associations between them and other business and professional people.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. Management intends to concentrate on identifying prospective business opportunities which may be brought to management's attention through present associations. In analyzing prospective business opportunities, management will consider, among other factors, such matters as:

(a) the available technical, financial and managerial resources;

(b) working capital and other financial requirements;

(c) history of operations, if any;

(d) prospects for the future;

(e) present and expected competition;

(f) the quality and experience of management services which may be available and the depth of that management;

(g) the potential for further research, development or exploration;

(h) specific risk factors not now foreseeable but which may be anticipated as having an impact on our proposed activities;

(i) the potential for growth or expansion;

(j) the potential for profit;

(k) the perceived public recognition or acceptance of products, services or trades; and

(l) name identification.

Management will meet personally with the management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained.

Opportunities in which we participate will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. Our shareholders must, therefore, depend on management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to our participation). Even after our participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by us and, therefore, our shareholders.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by of the related costs incurred. There is the additional risk that we will not find a suitable target. Management does not believe that we will generate revenue without finding and completing the acquisition of a suitable business opportunity or a transaction with a suitable target company. If no such business opportunity target is found, therefore, no return on an investment in our company will be realized, and there will not, most likely, be a market for our common shares.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. It is likely that any merger with an existing company will be in the form of a reverse takeover, which will require both shareholder approval and a disclosure document. Once a transaction is complete, it is possible that our present management and shareholders will not be in control of our company. In addition, a majority or all of our officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of our shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable securities laws. In some circumstances, however, as a negotiated element of the potential transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions or at a specified time thereafter. The issuance of substantial additional securities. and their potential sale into any trading market in our common shares which may develop, may have a depressive effect on such market.

As part of our investigation of a potential business combination or opportunity, our officers and directors may:

(a) meet personally with management and key personnel;

(b) visit and inspect material facilities;

(c) obtain independent analysis or verification of certain information provided;

(d) check references of management and key personnel; and

(e) take other reasonable investigative measures, as our limited financial resources and management expertise allow.

The manner in which we participate in an opportunity with a target company will depend on the nature of the opportunity, our needs and desires, the needs and desires of the other party, management of the opportunity, and our relative negotiating strength and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of our company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will, in all likelihood, hold a smaller percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

To date, we have not conducted investigations of any business opportunity or company nor have we met with representatives of any company or business. There can be no assurance that management will ever be able to identify and secure a suitable business opportunity or that management has the requisite experience to recognize and understand a business operation that would benefit us. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that the acquisition of such business opportunity or the entering into of a business combination will be successful. Selecting a business opportunity will likely be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such benefits of a publicly traded corporation may include:

(a) facilitating or improving the terms on which additional equity financing may be sought;

(b) providing liquidity for the principals of a business;

(c) creating a means for providing incentive stock options or similar benefits to key employees; and/or

(d) providing liquidity (subject to restrictions of applicable statutes) for all shareholders.

In contrast, negative aspects of becoming a publicly traded corporation registered in the United States may include:

(a) complying with the requirements of the Securities Exchange Act of 1934;

(b) complying with the requirements of the British Columbia Securities Act and the Alberta Securities Act;

(c) exposure of our officers and directors to lawsuits and liabilities under the securities acts;

(d) distracting management's attention from our day to day operations;

(e) restricting publicity and other marketing activities to ensure compliance with securities law requirements and minimizing the potential liability of our management and our company; and/or

(f) increased legal, accounting and other expenses associated with operating a public company.

Potentially available business opportunities and/or business combinations may occur in many different industries and at various stages in the development of a company, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

In the event that we wish to pursue any specific business opportunity and our common shares remain listed on the Canadian Venture Exchange, we will have to comply with the policies of the Canadian Venture Exchange in order to complete the acquisition of or merger with any such business opportunity. Any acquisition by our company of a suitable business opportunity will constitute either a "fundamental acquisition", a "change of business" or a "reverse take-over" transaction, as those terms are defined in the policies of the Canadian Venture Exchange, on which our common shares currently listed.

A "fundamental acquisition" is an acquisition of one or more assets, properties or businesses or an interest therein, in respect of which:

(a) at least 50% of the company's assets, resources, planned expenditures or management time commitment will be devoted over the next 12 month period; or

(b) at least 50% of the company's anticipated revenues for the next 12 months are expected to be derived.

Any "fundamental acquisition" is subject to review and approval by the Canadian Venture Exchange.

A "change of business" transaction is defined by the Canadian Venture Exchange as a transaction or series of transactions which will redirect a company's resources toward a business which is of a substantially different nature than its current business, so that over the next 12 months at least 25% of the assets, liabilities, planned expenditures or revenues, management time commitment or issued shares will be devoted to the new business. Any "change of business" transaction will require approval from our shareholders, after being provided with full disclosure of the terms of the transaction, before it will be approved by the Canadian Venture Exchange.

A "reverse take-over" transaction is defined by the Canadian Venture Exchange as a transaction or series of transactions which result in:

(a) a "change of business" accompanied by a change in control, change in management, issuance of more than 100% of the number of common shares issued and outstanding before the transaction or new shareholders owning more than 50% of the common shares through newly issued securities, a transfer of previously issued securities or a combination thereof; or

(b) a "fundamental acquisition" accompanied by a change in control, change in management, issuance of more than 100% of the number of common shares issued and outstanding before the transaction or new shareholders owning more than 50% of the common shares through newly issued securities, a transfer of previously issued securities or a combination thereof.

Any "reverse take-over" transaction will require approval from our shareholders, after being provided with full disclosure of the terms of the transaction, before it will be approved by the Canadian Venture Exchange.

We are presently seeking to identify a new business opportunity. As of the date of this Annual Report, we have no agreements, understandings or arrangements concerning the acquisition or potential acquisition of a specific business opportunity. If we enter into any agreements, understandings or arrangements prior to the effectiveness of this Annual Report, we will file an appropriate amendment to this Annual Report for purposes of disclosing terms of the transaction.

There is no assurance that management will be able to secure a suitable prospect or that it has the requisite experience to recognize and understand a business operation that would be beneficial to us.

Investment Company Act of 1940

The Investment Company Act of 1940 regulates mutual funds and other entities that meet the definition of an "investment company". An entity is presumed to be an investment company if 45% or more of the value of its total assets (excluding government securities and cash) consists of, and 45% or more of its income over the last four quarters is derived from securities other than either government securities or securities issued by entities that it does not control which are not themselves engaged in the business of investing in securities.

As a result of the sale of our previous operating business, Call Direct Enterprises Inc., and our loan by way of convertible debenture to Sourcexport, Inc., we have more than 45% of our total assets comprised of and more than 45% of our income over the prior four fiscal quarters derived from an investment in companies we do not control.

The rules of the Investment Company Act of 1940 provide a "safe harbor" period of one year, provided we have a bona fide intent to primarily engage in a business other than that of investing, reinvesting, owning, holding or trading in securities as soon as reasonably possible. Our board of directors has adopted a resolution confirming this intent to primarily engage in a business other than that of investing, reinvesting, owning, holding or trading in securities as soon as reasonably possible.

We intend to meet this standard by either selling or divesting our loan by way of convertible debenture to Sourcexport, Inc. or by acquiring an operating business or entering into a business combination that will enable us to meet the foregoing 45% test on or before December 5, 2001, which is the expiry date for the end of our "safe harbor" grace period. As a result, we may be forced to sell our interest in Sourcexport, Inc. at less than fair market value, we may have to acquire other assets or an operating business or enter into a business combination which we would not otherwise do in order to avoid being classified as an "investment company" under the Investment Company Act of 1940. Any of these actions could have an adverse affect on the development of our business and may even affect the nature and likelihood of our continuing operations.

It is not feasible for us to register as an "investment company" because the regulations promulgated under the Investment Company Act of 1940 are inconsistent with our business strategy, which is to acquire an operating business and continue as an operating company with an active business. Moreover, the Investment Company Act of 1940 prohibits the registration of a foreign entity without an order issued by the SEC permitting such foreign entity to register.

RISK FACTORS

Much of the information included in this Annual Report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during our search for a new business opportunity. Prospective investors should consider carefully the risk factors set out below.

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

If we are unable to hire and retain technical, sales and marketing and operational personnel, any business we acquire could be materially adversely affected. We intend to hire a significant number of additional personnel in the future after we have identified and completed the acquisition of a business opportunity or enter into a business combination. Competition for these individuals in the technology sector is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

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

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

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

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquires a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

Ability to Generate Revenues is Uncertain

For the year ended August 31, 1999, we incurred net income from discontinued operations of $194,784. We sold this business effective May 15, 1999 and we will no longer receive any revenues from this business. We have not generated any revenues since May of 1999 and do not anticipate generating any additional revenues until we acquire a business opportunity or complete a business combination. As of August 31, 2001, we have net income of $386,706, which consists of interest income and a gain from the sale of the shares of Virtualsellers.com, Inc. We also have an accumulated deficit of $733,549 as at August 31, 2001. However, at this time, our ability to generate any further revenues is uncertain.

Possibility of Delisting from the Canadian Venture Exchange

We are currently listed on the Canadian Venture Exchange as a "tier 2" company. Trading in our listed shares was initially halted on May 10, 1999 and subsequently suspended by the Canadian Venture Exchange on November 27, 1999; our shares remain suspended as of the date of this Annual Report. On April 18, 2001, we received notice from the Canadian Venture Exchange that our shares will be delisted if we do not provide documentation by May 28, 2001 showing that we can meet the Canadian Venture Exchange's tier 2 maintenance requirements. We received an extension from the Canadian Venture Exchange to October 5, 2001. On November 14, 2001, we received a letter stating that we must provide documentation showing that we can meet the Canadian Venture Exchange's tier 2 maintenance requirements by November 28, 2001. On November 27, 2001, we requested an additional extension, so that we can continue to identify a suitable business opportunity or enter into a suitable business combination. There is a risk that unless we receive a further extension and provide the Canadian Venture Exchange with evidence that we meet the Canadian Venture Exchange's tier 2 maintenance requirements, the Canadian Venture Exchange will delist our shares. In order to receive and maintain a tier 2 designation from the Canadian Venture Exchange, a company must, among other conditions, continue to meet certain financial requirements. In order to resume trading and avoid being delisted by the Canadian Venture Exchange, we must provide the Canadian Venture Exchange with a submission showing that we meet the tier 2 requirements, including evidence that we have:

(a) at least 300,000 freely tradable shares held by the public (non-affiliates), which constitute 10% of our shares listed on the Canadian Venture Exchange;

(b) a public float of at least CDN$100,000;

(c) adequate working capital and financial resources to maintain operations and cover general and administrative expenses, with at least CDN$50,000;

(d) had significant operating revenues in the previous 12 months or at least CDN$50,000 has been spent on exploration and development; and

(e) an operating business.

As of the date of this Annual Report, we are able to satisfy all of the above requirements, except that we do not have an operating business and therefore have not spent CDN$50,000 on exploration or development or had significant operating revenues in the previous 12 months.

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

No Agreement for Business Combination or Other Transaction/No Standards for Business Combination

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

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

Lack of Market Research or Marketing Organization

We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

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

Regulation - Investment Company Act of 1940

The Investment Company Act of 1940 regulates mutual funds and other entities which meet the definition of an "investment company". An entity is presumed to be an investment company if 45% or more of the value of its total assets (excluding government securities and cash) consists of, and 45% or more of its income over the last four quarters is derived from securities other than either government securities or securities issued by entities that it does not control which are not themselves engaged in the business of investing in securities.

As a result of the sale of our previous operating business, Call Direct Enterprises Inc., and our loan by way of convertible debenture to Sourcexport, Inc., we have more than 45% of our total assets comprised of and more than 45% of our income over the prior four fiscal quarters derived from an investment in companies we do not control.

The rules of the Investment Company Act of 1940 provide a "safe harbor" period of one year, provided we have a bona fide intent to primarily engage in a business other than that of investing, reinvesting, owning, holding or trading in securities as soon as reasonably possible. Our board of directors has adopted a resolution confirming this intent to primarily engage in a business other than that of investing, reinvesting, owning, holding or trading in securities as soon as reasonably possible..

We intend to meet this standard by either selling or divesting our loan by way of convertible debenture to Sourcexport, Inc., or by acquiring an operating business or entering into a business combination that will enable us to meet the foregoing 45% test on or before December 5, 2001, which is the expiry date for the end of our "safe harbor" grace period. As a result, we may be forced to sell our interest in Sourcexport, Inc. at less than fair market value, we may have to acquire other assets or an operating business or enter into a business combination which we would not otherwise do in order to avoid being classified as an "investment company" under the Investment Company Act of 1940. Any of these actions could have an adverse affect on the development of our business and may even affect the nature and likelihood of our continuing operations.

It is not feasible for us to register as an "investment company" because the regulations promulgated under the Investment Company Act of 1940 are inconsistent with our business strategy, which is to acquire an operating business and continue as an operating company with an active business. Moreover, the Investment Company Act of 1940 prohibits the registration of a foreign entity without an order issued by the SEC permitting such foreign entity to register.

Probable Change in Control and Management

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our Board of Directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in or elimination of their participation in the future affairs of our company.

Reduction of Percentage Share Ownership Following Business Combination

Our primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private concern, which, in all likelihood, would result in us issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in our capital will reduce the percentage of common shares owned by present and prospective shareholders and may result in a change in our control and/or management.

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

Insider Control of Common Stock

As of November 15, 2001, directors and executive officers beneficially owned approximately 9.9% of our outstanding common shares. As a result, these shareholders, if they act as a group, may be able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

Possible Volatility of Share Prices

Our common shares are currently listed for public trading on the Canadian Venture Exchange, but are presently suspended from trading. The trading price of our common shares has been, and when reinstated may continue to be, subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

Enforceability of Civil Liabilities Against Us

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

Reports to Security Holders

Under the securities laws of the province of Alberta, we are required to deliver an annual report to our shareholders, including our audited financial statements.

Securities and Exchange Commission's Public Reference

Any member of the public may read and copy any materials filed by us with the Securities and Exchange Commission (the "SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet web site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2. Description of Property.

Our executive and head offices are located at #604 - 750 West Pender Street, Vancouver, British Columbia, Canada V6C 2T7. Our office is located within a suite of offices and is provided to us on a rent-free basis by Gregory Burnett, one of our directors. In addition, there is no charge to us for equipment rental or phone usage. We do not anticipate acquiring separate office facilities until such time as we acquire a business.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common shares are traded on the Canadian Venture Exchange. Our symbol is "OCV" and our CUSIP number is 130919. Our common shares were halted from trading on the Canadian Venture Exchange on May 10, 1999 and were suspended from trading on November 27, 1999. Our common shares have not resumed trading since May 10, 1999. We do not have any public trading market in the United States.

Our common shares are issued in registered form. CIBC Mellon Trust Company is the registrar and transfer agent for our common shares. Their address is 600, 333 7th Avenue S.W., Calgary, Alberta, Canada T2P 2Z1 Telephone: (403) 974-2761, Facsimile (403) 264-2100.

On November 15, 2001, the shareholders' list for our common shares showed 33 registered shareholders and 1,807,562 common shares outstanding.

Dividend Policy

On January 23, 2001 we declared a special dividend on our common shares of CDN$0.50 per share, which was paid on February 1, 2001, to shareholders of record at the close of business on January 29, 2001. We have not declared or paid any other cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Rights to Own Securities

Except as provided in the Investment Canada Act, there are no limitations under the applicable laws of Canada or by our charter or our other constituent documents on the right of foreigners to hold or vote our common shares or other securities.

The Investment Canada Act will prohibit implementation, or if necessary, require divestiture of an investment deemed "reviewable" under the Investment Canada Act by an investor that is not a "Canadian" as defined in the Investment Canada Act (a "non-Canadian"), unless after review the Minister responsible for the Investment Canada Act (the "Minister") is satisfied that the "reviewable" investment is likely to be of net benefit to Canada. An investment in our common shares by a non-Canadian would be reviewable under the Investment Canada Act if it was an investment to acquire control of our company and the value of our assets was $5 million or more. A non-Canadian would be deemed to acquire control of our company for the purposes of the Investment Canada Act if the non-Canadian acquired a majority of our outstanding common shares (or less than a majority but controlled our company in fact through the ownership of one-third or more of our outstanding common shares) unless it could be established that, on the acquisition, our company was not controlled in fact by the acquirer through the ownership of such common shares. Certain transactions in relation to our common shares would be exempt from review under the Investment Canada Act, including, among others, the following:

1. acquisition of common shares by a person in the ordinary course of that person's business as a trader or dealer in securities;

2. acquisition of control of our company in connection with the realization of security granted for a loan or other financial assistance and not for any purpose related to the provisions of the Investment Canada Act; and

3. acquisition of control of our company by reason of an amalgamation, merger, consolidation or corporate reorganization following which the ultimate direct or indirect control of our company, through the ownership of voting interests, remains unchanged.

The Investment Canada Act was amended with the World Trade Organization Agreement to provide for special review thresholds for "WTO Investors" of countries belonging to the World Trade Organization, among others, nationals and permanent residents (including "WTO Investor controlled entities" as defined in the Investment Canada Act). Under the Investment Canada Act, as amended, an investment in our common shares by WTO Investors would be reviewable only if it was an investment to acquire control of our company and the value of our assets was equal to or greater than a specified amount (the "Review Threshold"), which is published by the Minister after its determination for any particular year. The Review Threshold is currently $192 million for the year 2001.

Taxation

Canadian Federal Income Taxation

We consider that the following summary fairly describes the principal Canadian federal income tax consequences applicable to a holder of our common shares who at all material times deals at arm's length with us, who holds all common shares as capital property, who is resident in the United States, who is not a resident of Canada and who does not use or hold, and is not deemed to use or hold, his/her/its common shares in our company in connection with carrying on a business in Canada (a "non-resident holder"). It is assumed that the common shares will at all material times be listed on a stock exchange that is prescribed for purposes of the Income Tax Act (Canada) (the "ITA") and regulations thereunder. The Canadian federal income tax consequences applicable to holders of our common shares will not change if we are deemed inactive by the Canadian Venture Exchange. Investors should, however, be aware that the Canadian federal income tax consequences applicable to holders of our common shares will change if we cease to be listed on a prescribed stock exchange like the Canadian Venture Exchange. Accordingly, holders and prospective holders of our common shares should consult with their own tax advisors with respect to the income tax consequences of them purchasing, owing and disposing of our common shares should we cease to be listed on a prescribed stock exchange, like the Canadian Venture Exchange.

This summary is based upon the current provisions of the ITA, the regulations thereunder, the Canada-United States Tax Convention as amended by the Protocols thereto (the "Treaty") as at the date of the Annual Report statement and the currently publicly announced administrative and assessing policies of the Canada Customs and Revenue Agency (the "CCRA"). This summary does not take into account Canadian provincial income tax consequences. This description is not exhaustive of all possible Canadian federal income tax consequences and does not take into account or anticipate any changes in law, whether by legislative, governmental or judicial action. This summary does, however, take into account all specific proposals to amend the ITA and regulations thereunder, publicly announced by the Government of Canada to the date hereof.

This summary does not address potential tax effects relevant to our company or those tax considerations that depend upon circumstances specific to each investor. Accordingly, holders and prospective holders of our common shares should consult with their own tax advisors with respect to the income tax consequences to them of purchasing, owning and disposing of our common shares.

Dividends

The ITA provides that dividends and other distributions deemed to be dividends paid or deemed to be paid by a Canadian resident corporation (such as our company) to a non-resident of Canada shall be subject to a non-resident withholding tax equal to 25% of the gross amount of the dividend of deemed dividend. Provisions in the ITA relating to dividend and deemed dividend payments to and gains realized by non-residents of Canada, who are residents of the United States, are subject to the Treaty. The Treaty may reduce the withholding tax rate on dividends as discussed below.

Article X of the Treaty as amended by the US-Canada Protocol, ratified on November 9, 1995, provides a 5% withholding tax on gross dividends or deemed dividends paid to a United States corporation which beneficially owns at least 10% of our voting stock. In cases where dividends or deemed dividends are paid to a United States resident (other than a corporation) or a United States corporation which beneficially owns less than 10% of our voting stock, a withholding tax of 15% is imposed on the gross amount of the dividend or deemed dividend paid. We will be required to withhold any such tax from the dividend and remit the tax directly to CCRA for the account of such shareholder.

The reduction in withholding tax from 25%, pursuant to the Treaty, will not be available:

(a) if the shares in respect of which the dividends are paid formed part of the business property or were otherwise effectively connected with a permanent establishment or fixed base that the holder has or had in Canada within the 12 months preceding the disposition, or

(b) the holder is a U.S. LLC which is not subject to tax in the U.S.

The Treaty generally exempts from Canadian income tax dividends paid to a religious, scientific, literary, educational or charitable organization or to an organization exclusively administering a pension, retirement or employee benefit fund or plan, if the organization is resident in the U.S. and is exempt from income tax under the laws of the U.S.

Capital Gains

A non-resident holder is not subject to tax under the ITA in respect of a capital gain realized upon the disposition of a share of our company unless the share represents "taxable Canadian property" to the holder thereof. Our common shares will be considered taxable Canadian property to a non-resident holder only if:

(a) the non-resident holder,

(b) persons with whom the non-resident holder did not deal at arm's length, or

(c) the non-resident holder and persons with whom he did not deal at arm's length,

owned not less than 25% of our issued shares of any class or series at any time during the five year period preceding the disposition. In the case of a non-resident holder to whom our shares represent taxable Canadian property and who is resident in the United States, no Canadian taxes will generally be payable on a capital gain realized on such shares by reason of the Treaty unless:

(a) the value of such shares is derived principally from real property (including resource property) situated in Canada,

(b) the holder was resident in Canada for 120 months during any period of 20 consecutive years preceding, and at any time during the 10 years immediately preceding, the disposition and the shares were owned by him/her/it when they ceased to be a resident of Canada,

(c) they formed part of the business property or were otherwise effectively connected with a permanent establishment or fixed base that the holder has or bad in Canada within the 12 months preceding the disposition, or

(d) the holder is a U.S. LLC which is not subject to tax in the U.S.

If subject to Canadian tax on such a disposition, the taxpayer's capital gain (or capital loss) from a disposition is the amount by which the taxpayer's proceeds of disposition exceed (or are exceeded by) the aggregate of the taxpayer's adjusted cost base of the shares and reasonable expenses of disposition. For Canadian income tax purposes, the "taxable capital gain" is equal to one-half of the capital gain.

Item 6. Management's Discussion and Analysis or Plan of Operation.

A. Operating Results

Year Ended August 31, 2001

We reported net income for the year ended August 31, 2001 of $368,706 or $0.20 per share compared to net income of $669,446 or $0.37 per share for the year ended August 31, 2000.

The decrease in income was due primarily to a decrease on the gain on sale of marketable securities from $755,625 for the year ended August 31, 2000 to $433,472 for the year ended August 31, 2001. General and administrative expenses increased to $100,820 during the year compared to $88,470 in the year ended August 31, 2000. The most significant increase was payment of $53,279 in the year ended August 31, 2001, relating to legal fees. Interest income for the year ended August 31, 2001 increased to $36,054 compared to $2,291 for the year ended August 31, 2000.

The net income reported in the year ending August 31, 2001 was driven by the gain on sale of marketable securities. The net income reported in the prior year ending August 31, 2000 was also due to a gain realized on the sale of marketable securities.

There was a net decrease in cash during the year ending August 31, 2001 of $489,838 due to the payment of dividends of $604,577. This compares to a net increase in cash of $802,697 in the year ending August 31, 2000.

At our annual and special shareholders meeting on October 31, 2000, we received shareholder approval by way of special resolution to sell all of the 1,200,000 shares in the capital of Virtualsellers held by our company. We completed the sale of all of our shares in Virtualsellers on January 22, 2001. The aggregate proceeds received from the sale of the Virtualsellers shares was $1,394,044. On January 19, 2001, we declared a special dividend on our common shares of CDN$0.50 per share, which was paid to shareholders of record as at the close of business on January 29, 2001, on February 1, 2001.

Year Ended August 31, 2000

We reported net income for the year ended August 31, 2000 of $669,446 or $0.37 per share compared to net income of $194,784 or $0.11 per share for the year ended August 31, 1999.

The increase in income was due to a gain realized on the sale of marketable securities totalling $755,625, specifically the sale of common shares of Virtualsellers.com, Inc. This gain was offset somewhat by an increase in general and administrative expenses to $88,470 during the period compared to $42,166 in the year ended August 31, 1999. The most significant increase was payment of management fees of $61,166 in the year ended August 31, 2000 relating to the successful reorganization of our company versus nil in the prior year.

While the net income reported in the year ending August 31, 2000 was driven by the gain on the sale of marketable securities, the net income reported in the prior year ending August 31, 1999 was due to a gain of $236,950 from discontinued operations. More specifically, we sold our business assets during the year ending August 31, 1999 to Virtualsellers.com, Inc. in consideration for which we received 1,200,000 common shares of Virtualsellers.com valued at $204,946 and Virtualsellers.com agreed to assume liabilities of our subsidiary of $162,312. This resulted in a gain sale of assets of $136,280. We also entered into settlement agreements with certain trade creditors which resulted in a gain on settlement of accounts payable in the amount of $201,702. The $236,950 gain from discontinued operations was the net result of these gains offset by the operating losses of our former subsidiary during the period.

There was a net increase in cash during the year ending August 31, 2000 of $802,697 due to the proceeds realized from the sale of marketable securities of $837,775. This compares to a net decrease in cash of $20,590 in the year ending August 31, 1999.

B. Liquidity and Capital Resources

As at August 31, 2001

As at August 31, 2001, we had a cash position of $314,269 and net working capital of $324,062.

We have sufficient cash resources to fund our normal operating expenses, which total less than $10,000 per month, through August 31, 2002. We plan to use some of our cash resources to pursue and fund new business opportunities. Additional professional fees, filing fees, and due diligence costs are anticipated as new business opportunities are pursued.

We experienced a net decrease in our available cash resources over the year ended August 31, 2001 due to payment of a dividend of $604,577 and an investment in a convertible debenture of $250,000.

We have no remaining available-for-sale securities in the inventory as at August 31, 2001.

We will continue to seek a new business opportunity over the 12 month period ending August 31, 2002. Once a business opportunity has been identified, we will investigate and evaluate the business opportunity. Should we wish to pursue any specific business opportunity, and if our common shares remain listed on the Canadian Venture Exchange, we will have to comply with the policies of the Canadian Venture Exchange in order to complete the acquisition of or merger with any such business opportunity.

As at August 31, 2000

As at August 31, 2000, we had a cash position of $804,107 and net working capital of $1,765,636. This was a significant increase from the cash balance of $1,410 and net working capital balance of $247,541 as at August 31, 1999 due to the proceeds realized on sale of marketable securities during the year and due to the unrealized gain in available-for-sale marketable securities.

We had 719,000 common shares of Virtualsellers.com Inc. available for sale in inventory as at August 31, 2000 with a net book value of $122,797 and a fair market value of $1,078,500.

Cash Requirements

Over the twelve month period ending August 31, 2002, we do not anticipate that we will have to raise any additional monies through private placements of our equity securities and/or debt financing. Sufficient working capital was raised through the sale of marketable securities, specifically the sale of the shares of Virtualsellers, to discharge all significant liabilities and to fund ongoing corporate maintenance expenses for the next twelve months. We will use our current cash reserves to fund the identification and evaluation of a suitable business opportunity.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the twelve months ending August 31, 2002.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2002.

Employees

Over the twelve months ending August 31, 2002, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Independent Auditor's Report of Amisano Hanson for the audited financial statements for the years ended August 31, 2001 and 2000 is included herein immediately preceding the audited financial statements.

Audited Financial Statements by Amisano Hanson:

Independent Auditor's Report, dated October 23, 2001.

Balance Sheets at August 31, 2001 and 2000.

Statement of Operations for the years ended August 31, 2001, 2000 and 1999 and for the period from September 1, 1999 (date of inception of development stage) to August 31, 2001.

Statements of Stockholders' Equity (Deficiency) for the years ended August 31, 2001, 2000 and 1999 and for the period from September 1, 1999 (date of inception of development stage) to August 31, 2001.

Statements of Cash Flows for the years ended August 31, 2001, 2000 and 1999 and for the period from September 1, 1999 (date of inception of development stage) to August 31, 2001.

Statement of Income (Loss) from Discontinued Operations for the years ended August 31, 2001, 2000 and 1999.

Notes to the Financial Statements.

OCEAN VENTURES INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

August 31, 2001 and 2000

(Stated in US Dollars)

INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Ocean Ventures Inc.

We have audited the accompanying balance sheets of Ocean Ventures Inc. (A Development Stage Company), as at August 31, 2001 and 2000 and the statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three year period ended August 31, 2001, and for the period from commencement of the development stage, September 1, 1999, to August 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Ocean Ventures Inc. as at August 31, 2001 and 2000 and the results of its operations and cash flows for each of the years in the three year period ended August 31, 2001, and for the period from commencement of the development stage, September 1, 1999, to August 31, 2001, in accordance with United States generally accepted accounting principles.

On October 23, 2001, we reported separately, in accordance with Canadian generally accepted auditing standards, to the stockholders of the company on financial statements for the years ended August 31, 2001 and 2000, prepared in accordance with Canadian generally accepted accounting principles.
Vancouver, Canada
October 23, 2001	Chartered Accountants

OCEAN VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS
August 31, 2001 and 2000
(Stated in US Dollars)

ASSETS	2001	2000
Current
Cash	$314,269	$804,107
Accounts receivable	21,882	6,168
Marketable securities - Notes 3 and 5	-	1,078,500
Prepaid expenses	323	340

	336,474	1,889,114
Investment in convertible debenture - Note 4	250,000	-

	$586,474	$1,889,114

LIABILITIES
Current
Accounts payable - Note 8	$12,412	$87,800
Due to related parties - Note 8	-	35,678

	12,412	123,478

STOCKHOLDERS' EQUITY
Capital stock
Authorized:
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Issued:
1,807,561 common shares	1,307,611	1,307,611
Deficit	(733,549)	(497,678)
Accumulated other comprehensive income - Note 3	-	955,703

	574,062	1,765,636

	$586,474	$1,889,114

Nature of Operations - Note 1

APPROVED BY THE DIRECTORS:

/s/ signed, Director	/s/ signed, Director

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the years ended August 31, 2001, 2000 and 1999
and September 1, 1999 (Date of Commencement of Development Stage) to August 31, 2001
(Stated in US Dollars)

	2001	2000	1999	September 1, 1999 (Date of Com- mencement of Development Stage) to August 31, 2001
General and Administrative Expenses
Accounting and audit fees	$11,980	$9,617	$11,010	$21,597
Consulting fees - Note 8	-	-	17,410	-
Filing fees	2,442	4,401	2,459	6,843
Foreign exchange loss (gain)	12,009	(1,079)	-	10,930
Legal fees	53,279	8,851	6,059	62,130
Management fees - Note 8	13,075	61,166	-	74,241
Office and miscellaneous expenses	3,370	1,761	2,145	5,131
Transfer agent fees	4,665	3,753	3,083	8,418

Loss before other items	100,820	88,470	42,166	189,290

Other items
Interest income	36,054	2,291	-	38,345
Gain on sale of marketable securities	433,472	755,625	-	1,189,097

	469,526	757,916	-	1,227,442

Income (loss) from continuing operations	368,706	669,446	(42,166)	1,038,152
Income from discontinued operations - Schedule 1	-	-	236,950	-

Net income for the year	$368,706	$669,446	$194,784	$1,038,152

Earnings (loss) per share from continuing operations	$0.20	$0.37	(0.02)
Earnings per share from discontinued operations	-	-	0.13

Earnings per share	$0.20	$0.37	$0.11

Weighted average number of shares outstanding	1,807,561	1,807,561	1,807,561

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the years ended August 31, 1997 to August 31, 2001
and September 1, 1999 (Date of Commencement of Development Stage) to August 31, 2001
(Stated in US Dollars)

	Number of Common Shares	Amount	Deficit Accumulated	Accumulated Other Comprehensive Income	Stockholders' Equity
March 1, 1997 Initial offering	9,542,977	$559,026	$-	$-	$559,026
Accumulated deficit	-	-	(687,019)	-	(687,019)

Balance, August 31, 1997	9,542,977	559,026	(687,019)	-	(127,993)
Prospectus	4,000,000	722,387	-	-	722,387
- less cash commission	-	(72,239)	-	-	(72,239)
- less issue costs	-	(6,906)	-	-	(6,906)
Options exercised	300,000	52,955	-	-	52,955
Issued in exchange for capital assets	194,830	52,388	-	-	52,388
Net loss for the year	-	-	(674,889)	-	(674,889)

Balance, August 31, 1998	14,037,807	1,307,611	(1,361,908)	-	(54,297)
Other comprehensive income	-	-	-	107,054	107,054
Net income for the year	-	-	194,784	-	194,784

Balance, August 31, 1999	14,037,807	1,307,611	(1,167,124)	107,054	247,541
Share consolidation - 1 new for 5 old	(11,230,246)	-	-	-	-
Cancellation of escrow shares	(1,000,000)	-	-	-	-
Other comprehensive income	-	-	-	848,649	848,649
Net income for the year	-	-	669,446	-	669,446

Balance, August 31, 2000	1,807,561	1,307,611	(497,678)	955,703	1,765,636
Dividends	-	-	(604,577)	-	(604,577)
Net income for the year	-	-	368,706	(955,703)	(586,997)

Balance, August 31, 2001	1,807,561	$1,307,611	$(733,549)	$-	$574,062

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended August 31, 2001, 2000 and 1999
and September 1, 1999 (Date of Commencement of Development Stage) to August 31, 2001
(Stated in US Dollars)

	2001	2000	1999	September 1, 1999 (Date of Com- mencement of Development Stage) to August 31, 2001
Operating Activities
Income (loss) from continuing operations	$368,706	$669,446	$(42,166)	$1,038,152
Deduct item not affecting cash:
Gain on sale of marketable securities	(433,472)	(755,625)	-	(1,189,097)
Adjustment to reconcile net income (loss) to net cash used in operations
Accounts receivable	(15,714)	(6,168)	-	(21,882)
Prepaid expenses	17	(340)	-	(323)
Accounts payable	(63,298)	21,931	42,265	(53,457)
Due to related parties	(35,678)	35,678	-	-

Cash provided by (used in) operating activities	(179,439)	(35,078)	99	(226,607)

Investing Activities
Investment in convertible debentures	(250,000)	-	-	(250,000)
Proceeds on sale of marketable securities	544,178	837,775	-	1,394,043

Cash provided by investing activities	294,178	837,775	-	1,144,043

Financing Activity
Payment of dividends	(604,577)	-	-	(604,577)

Cash used in financing activity	(604,577)	-	-	(604,577)

Increase (decrease) in cash from continuing operations	(489,838)	802,697	99	312,859
Decrease in cash from discontinued operations	-	-	(20,689)	-

Increase (decrease) in cash during the year	(489,838)	802,697	(20,590)	312,859
Cash, beginning of year	804,107	1,410	22,000	1,410

Cash, end of year	$314,269	$804,107	$1,410	$314,269

Supplemental Disclosures with Respect to Cash Flows - Note 11

SEE ACCOMPANYING NOTES

Schedule 1

OCEAN VENTURES INC.
(A Development Stage Company)
STATEMENTS OF INCOME FROM DISCONTINUED OPERATIONS
for the years ended August 31, 2001, 2000 and 1999
(Stated in US Dollars)

	2001	2000	1999

Sales	$-	$-	$430,943
Cost of sales	-	-	279,367

Gross profit	-	-	151,577

Expenses
Advertising (recovery)	-	-	(1,233)
Amortization	-	-	28,384
Automobile	-	-	6,327
Bad debts	-	-	5,771
Bank charges and interest	-	-	8,073
Delivery	-	-	4,882
Insurance	-	-	965
Interest on capital lease obligations	-	-	3,328
Management fees - Note 8	-	-	38,459
Office and miscellaneous	-	-	10,426
Product evaluation	-	-	156
Professional fees	-	-	2,608
Rent	-	-	25,528
Telephone	-	-	15,758
Travel and promotion	-	-	6,870
Utilities	-	-	1,480
Wages	-	-	84,427

	-	-	242,208

Loss before other items	-	-	(90,631)
Other items
Rental income	-	-	741
Foreign exchange loss	-	-	(11,141)
Gain on sale of assets - Note 5	-	-	136,280
Gain on settlement of accounts payable - Note 5	-	-	201,702

Net income for the year	$-	$-	$236,950

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2001 and 2000
(Stated in U.S. Dollars)

Note 1 Nature of Operations

The company is currently reviewing new business ventures. The company's shares which were listed on the Canadian Venture Exchange ("CDNX") are suspended from trading pending the company bringing itself into compliance with the CDNX's listing requirements.

At August 31, 2001, substantially all of the company's assets and operations are located and conducted in Canada.

Note 2 Summary of Significant Accounting Policies

The financial statements of the company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involved the use of estimates, which have been made using careful judgement. Actual results may differ from these estimates.

The financial statements, in management's opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Organization

The company was incorporated on November 22, 1996 under the Business Corporations Act of the Province of Alberta. On January 31, 2000, the company changed its name to Ocean Ventures Inc.

Development Stage Company

The company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. For the purpose of providing cumulative amounts for the statements of operations and cash flows, these amounts consider only the income for the period from September 1, 1999 to August 31, 2001, the period in which the company has undertaken a new development stage activity.

Basis of Presentation - Note 4

The financial statements for the year ended August 31, 1999 include the accounts of Ocean Ventures Inc. (formerly CallDirect Capital Corp.) and its wholly-owned subsidiary CallDirect Enterprises Inc. ("CEI"). On August 30, 1999, the company disposed of its 100% interest in CEI and the financial statements for the year ended August 31, 1999 include the results of the discontinued operations of CEI to the date of sale. All inter-company transactions have been eliminated.

As a result of the disposal of CEI in 1999, the financial statements for the year ended August 31, 2001 and 2000 are not consolidated.

OCEAN VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2001 and 2000
(Stated in U.S. Dollars)

Note 2 Summary of Significant Accounting Policies - (cont'd)

Marketable Securities

The company classifies its marketable securities as "available for sale" and are carried in the financial statements at fair value. Realized gains and losses are reported in earnings of the period while unrealized holding gains and losses are excluded from income and reported as a component of stockholders' equity.

Foreign Currency Translation

Foreign currency transactions are translated into U.S. dollars, the functional and reporting currency, by the use of the exchange rate in effect at the date of the transaction, in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate.

Income taxes

The company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

Basic Earnings (Loss) per Share

The company reports basic earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. Earnings (loss) per share figures for the year ended August 31, 1999 have been restated to reflect the 1 new for 5 old share consolidation during the year ended August 31, 2000. Diluted earnings (loss) per share has not been provided, as it would be anti-dilutive.

Fair Market Value of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and due to related parties approximate fair value because of the short maturity of those instruments

Comprehensive Income

The company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) adjusted for unrealized gain on available-for-sale marketable securities (Note 3).

Stock Based Compensation

The company has elected to account for stock-based compensation following APBO No. 25, "Accounting for Stock Issued to Employees" and to provide the disclosures required under SFAS No. 123, "Accounting for Stock Based Compensation".

OCEAN VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2001 and 2000
(Stated in U.S. Dollars)

Note 2 Summary of Significant Accounting Policies - (cont'd)

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS-133") which standardized the accounting for derivative instruments. SFAS-133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Adopting this standard will not have significant impact on the company's financial position, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Adopting this Bulletin does not have a significant impact on the company's financial position, results of operations or cash flows.

Note 3 Marketable Securities - Notes 5

The marketable securities consist of common shares of Virtualsellers.com, Inc and have been classified as available-for-sale. The unrealized gain has been shown in the stockholders' equity as "other comprehensive income". The cost and fair market value was as follows:

Year ended	Number of Shares	Cost	Fair Value	Unrealized Gain
August 31, 2000	719,000	$122,797	$1,078,500	$955,703

August 31, 2001	-	$-	$-	$-

Reconciliation of unrealized gain on available-for-sale securities is as follows:

	Years ended August 31,
	2001	2000	1999
Beginning balance	$955,703	$107,054	$-
Unrealized holding gain (loss) arising during the year	(522,231)	1,604,274	107,054
Less: reclassification adjustment for gains realized in net income	(433,472)	(755,625)	-

Net unrealized gain	$-	$955,703	$107,054

There is no provision for income tax expense due to the utilization of available income tax loss carry-forwards (Note 9).

OCEAN VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2001 and 2000
(Stated in U.S. Dollars)

Note 4 Investment in Convertible Debenture

On December 5, 2000 the company invested $250,000 in Sourcexport Inc. ("Sourcexport"), a private Canadian corporation, by way of purchasing a $250,000 convertible debenture. This debenture matures on December 6, 2002, bears interest at prime plus 2.5% compounded annually and is payable quarterly in cash. The debenture is convertible at the option of the company to 10% of the issued and outstanding common shares of Sourcexport, subject to dilution in certain circumstances.

The funds were advanced as follows:
    $125,000 advanced directly to Sourcexport;
    $125,000 held in a trust account subject to Sourcexport meeting the terms and conditions of an escrow agreement.

On August 28, 2001 the company filed a Notice of Default pursuant to Section 12(a) and a Notice of Intention to Enforce Security pursuant to Section 13(a) as provided under the terms of the convertible debenture.

Subsequent to the year ended August 31, 2001, the company received $129,423 from the funds which were held in trust. The company is negotiating settlement terms with respect to the principle balance owing along with the accrued interest of $16,747 included in accounts receivable as at August 31, 2001.

Note 5 Discontinued Operations

On May 15, 1999, the company's wholly owned subsidiary, CEI, entered into an agreement to sell its assets for $367,258. As consideration CEI received 1,200,000 common shares of the purchaser, valued at $204,946, and the purchaser agreed to assume liabilities of CEI in the amount of $162,312. This resulted in a gain on sale of assets of $136,280. As a condition of the sale, CEI entered into settlement agreements with certain trade creditors, which resulted in a gain on settlement of accounts payable in the amount of $201,702. CEI then transferred to CallDirect Capital Corp. the shares received from the sale of its assets as repayment of advances. The net income of CEI has been reclassified for the years ended August 31, 1999 and 1998 as income from discontinued operations (Schedule 1).

OCEAN VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2001 and 2000
(Stated in U.S. Dollars)

Note 6 Statement of Cash Flows - Discontinued Operations

	2001	2000	1999
Cash flows from discontinued operations consists of:
Operating Activities
Net income for the year	$-	$-	$236,950
Items not involving cash:
Amortization of capital assets	-	-	28,384
Gain on disposal of net assets	-	-	(136,280)
Gain on settlement of accounts payable	-	-	(201,702)
Adjustments to reconcile net income to net cash used in operations:
Accounts receivable	-	-	32,721
Inventory	-	-	134,807
Prepaid expenses	-	-	1,077
Accounts payable and accrued liabilities	-	-	(109,797)

Cash used in operating activities	-	-	(13,840)

Financing Activity
Repayment of obligations under capital leases	-	-	(6,849)

Cash used in financing activity	-	-	(6,849)

Decrease in cash from discontinued operations	$-	$-	$(20,689)

Note 7 Capital Stock - Note 11

Commitments:

Stock Based Compensation

Presented below is a summary of the stock option activity for the years shown:

	Number of Stock Options	Weighted Average Exercise Price
Balance, August 31, 1998	1,744,290	$0.17
Expired	(400,000)	$0.17
Cancelled	(230,000)	$0.17

Balance, August 31, 1999	1,114,290	$0.17
Cancelled	(1,114,290)	$0.17

Balance, August 31, 2000 and 2001	-	-

OCEAN VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2001 and 2000
(Stated in U.S. Dollars)

Note 8 Related Party Transactions

The company incurred the following expenses charged by directors and officers of the company and by companies with common directors and officers:

	2001	2000	1999	September 1, 1999 (Date of Com- mencement of Development Stage) to August 31, 2001
Consulting fees	$-	$-	$13,921	$-
Management fees	13,075	61,166	38,459	74,241

	$13,075	$61,166	$52,380	$74,241

The charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties and are on terms and conditions similar to non-related entities.

Accounts payable as at August 31, 2001 includes $1,290 (2000:  $78,552) due to directors of the company or companies with common directors.

Due to related parties as at August 31, 2001 of $Nil (2000:  $35,678) consists of advances due to directors of the company. These advances are non-interest bearing, unsecured and are payable on demand.

Note 9 Deferred Tax Assets

The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after August 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

OCEAN VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2001 and 2000
(Stated in U.S. Dollars)

Note 9 Deferred Tax Assets - (cont'd)

The following table summarizes the significant components of the company's deferred tax assets:

Total
Deferred Tax Assets
Net operating loss carry-forward at August 31, 2000	$489,624
Utilized during the year ended August 31, 2001	(356,732)

Balance, August 31, 2001	132,892
Valuation allowance	(132,892)

$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards, which is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 10 Income Taxes

No provision for income taxes has been provided in these financial statements due to the utilization of loss-carryforwards. At August 31, 2001, the company has net operating loss carryforwards, which expire commencing in 2004 totalling approximately $132,892. The tax benefit of these losses, if any, has not been recorded in the financial statements.

Note 11 Supplemental Disclosures with Respect to Cash Flows

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement. The following transactions have been excluded:

	August 31, 2001	August 31, 2000	August 31, 1999
Accounts payable	$12,090	$-	$-
Common shares issued for capital assets	-	-	-
Marketable securities acquired on sale of subsidiary	-	-	(204,946)
Marketable securities transferred on settlement of accounts payable	(12,090)	-	-
Capital assets disposed of on sale of subsidiary	-	-	142,987

	$-	$-	$(61,959)

Cash paid during the year for interest	$-	$-	$-

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

As at the date of this Annual Report, our officers and directors, their ages, positions held and duration of positions held are as follows:

Name	Age	Position with the Company	Date Position First Held
Raymond Mol	53	President and Director	October 31, 2000 (President) September 21, 1999 (Director)
Richard Haderer	37	Secretary and Director	November 30, 1996 (Secretary) September 16, 1999 (Director)
Gregory Burnett	39	Director	November 30, 1996
Dennis Sinclair	58	Director	September 20,1999
Jerry McKenzie	47	Director	October 31, 2000

Raymond Mol

Mr. Mol has over 20 years' experience in the teleconstruction industry. Mr. Mol was a promoter for CallDirect Capital Corp. between January and October, 1996, and was the Chief Financial Officer and founding partner of Lifestart Multimedia from April 1993 to October 1995. Mr. Mol was a director of Virtualsellers.com, Inc. between November 14, 1996 and March 15, 2000, and was re-elected as a director of Virtualsellers.com, Inc. at the annual meeting held on August 4, 2000. Mr. Mol previously acted as the Chief Operating Officer of Virtualsellers.com, Inc., as position he held until June 20, 1998. Virtualsellers.com, Inc. is a reporting company under the Securities Exchange Act 1934.

Richard Haderer

Richard Haderer was employed with the Alberta Stock Exchange from November 1989 to July 1992 as a Listing and Filing Assistant, and from July 1992 to April 1996 as a Listings Officer. Since April 1996 he has been President of PubCo Services Inc., a consulting firm providing consulting services to public companies and companies going public. He has also acted as Assistant Secretary of Gallery Resources Limited since June 1996 and as a director of that company since February 2000. Mr. Haderer has been the Vice-President of First Canadian Energy Ltd. since August 1996. He has acted as the Secretary of Ocean Ventures Inc. since November of 1996 and as director since September 1999. He is also a director of Jackal Energy Inc., a position he has held since February 1997, Secretary of Zeo-Tech Enviro Corp. since August 1997, Secretary of Winfield Resources Limited since June 1998, and a director of that company since February 2000. Mr. Haderer completed the Canadian Securities Course in 1990. Previously, Mr. Haderer obtained a diploma in Business Administration, with a major in marketing from Mount Royal College, Calgary, Alberta.

Gregory Burnett

Mr. Burnett obtained a Master of Business Administration Degree in 1986 and a Bachelor of Applied Science in Civil Engineering in 1984. Since 1986, he has provided consulting services to business through his consulting firm, Carob Management Ltd., which specializes in providing due diligence services, developing business plans and structuring/managing venture capital projects. Mr. Burnett has served as the President and a director of Carob Management Ltd. since 1989. Mr. Burnett was appointed to the board of directors of Virtualsellers.com, Inc. on March 15, 2000 but did not stand for re-election at the annual meeting of Virtualsellers.com, Inc. held on August 4, 2000. He has also served as a director and officer of several companies publicly traded in Canada. Mr. Burnett was a director of PC-EPhone, Inc. from March 1999 to March 2001. PC-EPhone is a reporting company under the Securities Exchange Act of 1934 and is involved in the telecommunications industry.

Dr. Dennis Sinclair

Dr. Sinclair is the President, CEO and a director of Virtualsellers.com, Inc. He obtained his Ph.D., Economics and Sociology, M.A., Sociology and B.A., Psychology from the University of Michigan and has been an adjunct professor at various universities, including the University of Michigan, University of Southern California, University of Redlands, Pepperdine University and a full-time professor at UCLA Graduate School of Management. He has developed extensive experience in consulting to corporate clients by providing general management and corporate consulting services to many companies through his own consulting company. Dr. Sinclair has developed extensive experience in all aspects of operating, directing and managing both private and public companies through his positions as Senior Analyst and Investment Banker with H.J. Meyers Inc. (August 1995 to December 1996), an Investment Advisor with Securities America (August 1994 to August 1995), a Director of New Business Development with Validyne Engineering Corporation (August 1992 to August 1994) and his various other corporate positions prior to 1992.

Mr. Jerry McKenzie

Mr. McKenzie is the co-founder and President of Digitel Systems Inc., a privately held interconnection company established in 1984, which sells, installs and services business telephone systems and related equipment in the Vancouver - BC Lower Mainland marketplace. He has been a member of the Vancouver Executive Association since 1990.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Since our company is a "foreign private issuer", our insiders are exempt from the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934. Among other things, Section 16(a) of the Securities Exchange Act of 1934 requires certain "reporting persons" of any issuer with any class of equity securities registered under Section 12 of the Securities Exchange Act of 1934 to file with the United States Securities and Exchange Commission reports of ownership and changes in ownership of securities of the registered class. Reporting persons consist of directors, executive officers and beneficial owners of more than 10% of the securities of the registered class.

Item 10. Executive Compensation.

Summary of Compensation of Executive Officers

The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three complete fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.
SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards(1)	Pay- outs
Name and Principal Position	Fiscal Year Ended	Salary (3)	Bonus(3)	Other Annual Compen- sation(2)(3)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs	All Other Compen- sation
Raymond Mol(4) President	2001 2000	Nil Nil	Nil $30,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Richard Haderer(5) Secretary/Managing Director	2001	Nil	Nil	Nil	Nil	Nil	Nil	Nil
William J. McGinty(6) Prior President	2000 1999	Nil $58,250	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
R. John Eccles(7) Prior President	1999 1998	$13,500 $52,500	Nil Nil	Nil $10,620(8)	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) Other than indicated below or otherwise in this proxy statement, we have not granted any restricted shares or restricted share units, stock appreciation rights or long term incentive plan payouts to the named officers and directors during the fiscal years indicated.

(2) The value of perquisites and other personal benefits, securities and property for the named officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus are not reported herein.

(3) These figures are reported in Canadian dollars.

(4) On October 31, 2000, Raymond Mol was appointed as the President of our company. There was no president between September 21, 1999 and October 31, 2000.

(5) We had no serving Chief Executive Officer during the year ended August 31, 2001; however, Richard Haderer acted as our Managing Director during the year ended August 31, 2001. Mr. Haderer is also our company's Secretary.

(6) On February 9, 1999, Mr. McGinty replaced John Eccles as the President. Mr. McGinty resigned as our Chief Executive Officer, President and director on September 21, 1999.

(7) Mr. Eccles resigned from his positions as President and Chief Executive Officer effective February 9, 1999, and from his position as a director effective September 21, 1999.

(8) Of this amount, $7,620 is represented by a car allowance, a portion of which is considered to be a taxable benefit.

Employment/Consulting Agreements

Except for those listed below, we do not have management agreements or employment contracts with any of our directors or executive officers. We pay each of Gregory Burnett and Raymond Mol CDN$1,000 per month for consulting services which include general corporate maintenance and business consulting services. They provide these services pursuant to oral contracts with us.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal year ended August 31, 2001 to our executive officers and directors. There were no stock options outstanding as at August 31, 2001.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings and other than indicated below, we did not pay director's fees or other cash compensation for services rendered as a director in the year ended August 31, 2001.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected to receive in the future options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this Annual Report, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as at November 15, 2001, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Richard Haderer 258 25 Avenue NE Calgary, AB, T2E 1Y1	13,000 common shares	0.72%
Gregory Burnett 604, 750 West Pender Street Vancouver, BC, V6C 2T7	7,000 common shares	0.39%
Raymond Mol 9035 - 162A Street Surrey, BC, V4N 3L6	133,334 common shares(2)	7.38%
Jerry McKenzie 110, 10851 Sullbridge Way Richmond, BC, V6X 2W8	25,000 common shares(3)	1.38%
Dennis Sinclair Suite 903 - 94 North Harbour Drive Chicago, Illinois, 60601	Nil	Nil
CDS & Co. 25 The Esplanade P.O. Box 1038, Station A Toronto, ON M5W 1G5	1,485,919 common shares	82.21%
Directors and Executive Officers as a Group	178,334 common shares	9.87%

(1) Based on 1,807,562 shares of common stock issued and outstanding as of November 15, 2001. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) These shares are registered to the Mol Family Trust and Raymond Mol exercises sole voting and dispositive control over such shares.

(3) These shares represent 50% of the 50,000 shares in the capital of our company held by Digitel Systems Inc., a closely held company of which Mr. McKenzie holds 50% of the issued and outstanding shares. Mr. McKenzie also acts as the trustee of a trust which owns 106,667 shares of our company but these shares have not been included in the table as Mr. McKenzie is not a beneficiary of the trust nor does Mr. McKenzie exercise voting or dispositive control over such shares.

Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Over the year ended August 31, 2001, our company incurred consulting and management fee expenses in the amount of $13,075. The consulting and management fee expenses were charged by Greg Burnett and Raymond Mol, directors of our company. Each of Greg Burnett and Raymond Mol receive CDN$1,000 per month for the services they provide to our company, which amounts were approved by our shareholders at our last shareholders' meeting.

In September, 1999, we entered into a Release and Settlement Agreement with John Eccles, one of our former directors. Mr. Eccles agreed to release us from any and all claims he might have against us (with the exception of a claim in connection with certain consulting services provided by Mr. Eccles to our company between May 1, 1999 and August 31, 1999, the aggregate amount of which was not to exceed CDN$13,500) in consideration of us transferring to Mr. Eccles 75,000 common shares of Virtualsellers.com, Inc. which we received in connection with the sale of assets of our former subsidiary.

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Reports of Form 8-K

Nil.

Exhibits

Exhibit Number and Exhibit Title

(3) Articles of Incorporation and Bylaws

**Exhibits 3.1 through 3.7 are incorporated by reference from our Form 10-SB Registration Statement (as amended), originally filed on May 11, 2001

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

3.4 Articles of Amendment, dated February 22, 1997

3.5 Certificate of Amendment of Articles of Incorporation, effective February 27, 1997

3.6 Certificate of Amendment and Registration of Restated Articles, effective January 31, 2000

3.7 Certificate of Change of Name (British Columbia), dated January 16, 2001

(10) Material Contracts

**Exhibits 10.1 through 10.3 are incorporated by reference from our Form 10-SB Registration Statement (as amended), originally filed on May 11, 2001

10.1 Convertible Debenture between the Company and Sourcexport, Inc., dated December 5, 2000

10.2 Convertible Debenture Subscription Agreement between the Company and Sourcexport, Inc., dated December 1, 2000

10.3 Escrow Agreement between the Company, Sourcexport, Inc. and Clark, Wilson, dated December 1, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN VENTURES INC.

By: /s/ Raymond Mol
Raymond Mol, President and Director
Date: November 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Raymond Mol
Raymond Mol, President and Director
Date: November 29, 2001

By: /.s/ Dennis Sinclair
Dennis Sinclair, Director
Date: November 29, 2001

By: /s/ Jerry McKenzie
Jerry McKenzie, Director
Date: November 29, 2001