Form 10QSB
period 2001-11-30
OCEAN VENTURES INC
filed 2002-01-14
CIK 1137764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

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

1,807,562 common shares outstanding as at January 14, 2001

Transitional Small Business Disclosure Format (Check one):      Yes [X]     No [ ]

  - FINANCIAL INFORMATION

  Item 1. Financial Statements.

  Our unaudited financial statements as of November 30, 2001 and for the three month periods ended November 30, 2001 and November 30, 2000 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

  DISCLOSURE

  To: The Shareholders of Ocean Ventures Inc.

  It is the opinion of management that the interim financial statements for the quarter ended November 30, 2001 include all adjustments necessary in order to ensure that the financial statements are not misleading.

  Vancouver, British Columbia
  Date: January 14, 2001

  Per: /s/ Raymond Mol
  Director of Ocean Ventures Inc.

  OCEAN VENTURES INC.

  (A Development Stage Company)

  INTERIM FINANCIAL STATEMENTS

  November 30, 2001

  (Stated in US Dollars)

  (Unaudited)

  OCEAN VENTURES INC.
  (A Development Stage Company)
  BALANCE SHEETS
  November 30 and August 31, 2001
  (Stated in US Dollars)
  (Unaudited)
	November 30, 2001	August 31, 2001
ASSETS
Current
Cash	$432,309	$314,269
Accounts receivable	6,325	21,882
Prepaid expense	79	323

	438,713	336,474
Investment in convertible debenture - Note 3	-	250,000

	$438,713	$586,474

LIABILITIES
Current
Accounts payable - Note 4	$15,571	$12,412

STOCKHOLDERS' EQUITY
Capital stock
Authorized:
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Issued:
1,807,561 common shares	1,307,611	1,307,611
Deficit	(884,469)	(733,549)

	423,142	574,062

	$438,713	$586,474

  SEE ACCOMPANYING NOTES

  OCEAN VENTURES INC.
  (A Development Stage Company)
  STATEMENTS OF OPERATIONS
  for the three months ended November 30, 2001 and 2000
  and September 1, 1999 (Date of Commencement of Development Stage) to November 30, 2001
  (Stated in US Dollars)
  (Unaudited)
	Three months ended November 30 2001	Three months ended November 30 2000	September 1, 1999 (Date of Com- mencement of Development Stage) to November 30, 2001
General and Administrative Expenses
Accounting and audit fees	$1,775	$1,321	$23,372
Bad debt	12,198	-	12,198
Filing fees	238	248	7,081
Legal fees	6,833	29,105	68,963
Management fees - Note 4	3,804	1,321	78,045
Office and miscellaneous expenses	92	770	5,223
Transfer agent fees	418	1,176	8,836
Travel	758	-	758

Loss before other items	(26,116)	(33,941)	(204,476)

Other items:
Interest income	1,431	3,914	39,776
Gain on sale of marketable securities	-	246,277	1,189,097
Foreign exchange (loss)	(1,235)	(29,673)	(12,165)
Loss on write-off of convertible debenture - Note 3	(125,000)	-	(125,000)

	(124,804)	220,518	1,091,708

Net income (loss) for the period	$(150,920)	$186,577	$887,232

Earnings (loss) per share	$(0.08)	$0.10

Weighted average number of shares outstanding	1,807,561	1,807,561

  SEE ACCOMPANYING NOTES

  OCEAN VENTURES INC.
  (A Development Stage Company)
  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
  for the three months ended November 30, 2001 and 2000
  and September 1, 1999 (Date of Commencement of Development Stage) to November 30, 2001
  (Stated in US Dollars)
  (Unaudited)
	Number of Common Shares	Amount	Deficit Accumulated	Accumulated Other Income	Stockholders' Equity
Balance, August 31, 1999	14,037,807	1,307,611	(1,167,124)	107,054	247,541
Share consolidation - 1 new for 5 old	(11,230,246)	-	-	-	-
Cancellation of escrow shares	(1,000,000)	-	-	-	-
Other comprehensive income	-	-	-	848,649	848,649
Net income for the year	-	-	669,446	-	669,446

Balance, August 31, 2000	1,807,561	1,307,611	(497,678)	955,703	1,765,636
Net income for the three months ended November 30, 2000	-	-	186,577	-	186,577

Balance, November 30, 2000	1,807,561	1,307,611	(311,101)	955,703	1,952,213
Dividends	-	-	(604,577)	-	(604,577)
Net income for the nine months ended August 31, 2001	-	-	182,129	(955,703)	(773,574)

Balance, August 31, 2001	1,807,561	1,307,611	(733,549)	-	574,062

Net loss for the three months ended November 30, 2001	-	-	(150,920)	-	(150,920)

Balance, November 30, 2001	1,807,561	$1,307,611	$(884,469)	$-	$423,142

  SEE ACCOMPANYING NOTES

  OCEAN VENTURES INC.
  (A Development Stage Company)
  STATEMENTS OF CASH FLOWS
  for the three months ended November 30, 2001 and 2000
  and September 1, 1999 (Date of Commencement of Development Stage) to November 30, 2001
  (Stated in US Dollars)
  (Unaudited)

	Three months ended November 30 2001	Three months ended November 30 2000	September 1, 1999 (Date of Com- Development Stage) to November 30, 2001
Operating Activities
Income (loss) from operations	$(150,920)	$186,577	$887,232
Deduct item not affecting cash:
Loss on write-off of convertible debenture	125,000	-	125,000
Gain on sale of marketable securities	-	(246,277)	(1,189,097)
Adjustment to reconcile net income (loss) to net cash used in operations
Accounts receivable	15,557	(1,828)	(6,325)
Prepaid expenses	244	259	(79)
Accounts payable	3,159	(59,878)	(50,298)
Due to related parties	-	(35,678)	-

Cash used in operating activities	(6,960)	(156,825)	(233,567)

Investing Activities
Decrease in investment in convertible debentures	125,000	-	(125,000)
Proceeds from sale of marketable securities	-	310,152	1,394,043

Cash provided by investing activities	125,000	310,152	1,269,043

Financing Activity
Payment of dividends	-	-	(604,577)

Cash used in financing activity	-	-	(604,577)

Increase in cash during the period	118,040	153,327	430,899
Cash, beginning of period	314,269	804,107	1,410

Cash, end of period	$432,309	$957,434	$432,309

  SEE ACCOMPANYING NOTES

  OCEAN VENTURES INC.
  (A Development Stage Company)
  NOTES TO THE FINANCIAL STATEMENTS
  November 30, 2001
  (Stated in U.S. Dollars)
  (Unaudited)

  Note 1 General

  (a) Nature of Operations

  The company is currently reviewing new business ventures. The company's shares which were listed on the Canadian Venture Exchange ("CDNX") are suspended from trading pending the company bringing itself into compliance with the CDNX's listing requirements.

  At November 30, 2001, substantially all of the company's assets and operations are located and conducted in Canada.

  (b) Interim Statements

  While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's August 31, 2001 annual audited financial statements.

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

  The financial statements, in management's opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

  a) Development Stage Company

  The company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. For the purpose of providing cumulative amounts for the statements of operations and cash flows, these amounts consider only the income for the period from September 1, 1999 to November 30, 2001, the period in which the company has undertaken a new development stage activity.

  b) Foreign Currency Translation

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

  OCEAN VENTURES INC.
  (A Development Stage Company)
  NOTES TO THE FINANCIAL STATEMENTS
  November 30, 2001
  (Stated in U.S. Dollars)
  (Unaudited) - Page 2

  Note 2 Summary of Significant Accounting Policies - (cont'd)

  c) Income taxes

  The company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

  d) Basic Earnings (Loss) per Share

  The company reports basic earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share has not been provided, as it would be anti-dilutive.

  e) Fair Value of Financial Instruments

  The carrying values of cash, accounts receivable, accounts payable approximate fair value because of the short maturity of those instruments

  d) Comprehensive Income

  The company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) adjusted for unrealized gain on available-for-sale marketable securities.

  Note 3 Investment in Convertible Debenture

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

  The funds were advanced as follows:

  a) $125,000 advanced directly to Sourcexport;

  b) $125,000 held in a trust account subject to Sourcexport meeting the terms and conditions of an escrow agreement.

  On August 28, 2001 the company filed a Notice of Default pursuant to Section 12(a) and a Notice of Intention to Enforce Security pursuant to Section 13(a) as provided under the terms of the convertible debenture.

  During the period ended November 30, 2001, the company received $129,423 from the funds which were held in trust and wrote-off the balance of $125,000.

  OCEAN VENTURES INC.
  (A Development Stage Company)
  NOTES TO THE FINANCIAL STATEMENTS
  November 30, 2001
  (Stated in U.S. Dollars)
  (Unaudited) - Page 3

  Note 4 Related Parties

  During the period ended November 30, 2001, the company incurred management fees of $3,804 (2000: $1,321) charged by companies with common directors and officers.

  The charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties and are on terms and conditions similar to non-related entities.

  Accounts payable as at November 30, 2001 includes $1,272 (August 31, 2001:  $1,290) due to a director of the company or companies with common directors.

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

  The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended November 30, 2001 and 2000 should be read in conjunction with our most recent audited annual financial statements, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

  Results of Operations

  Three month period ended November 30, 2001

  We have reported a net loss for the three months ended November 30, 2001 of $150,920 or $0.08 per share, compared to net income of $186,577 or $0.10 per share for the three months ended November 30, 2000. A significant portion of the loss, $125,000, represents a loss on the write down of our investment in Sourcexport Inc. as explained below.

  During the quarter, we realized interest income of $1,431 on our outstanding cash balances. We have no other sources of income as we currently do not have an active business. We are looking to either acquire a business opportunity or to enter into a business combination with the view to once again engaging in an active business.

  Our general and administrative expenses in the three months ended November 30, 2001 totalled $2,116, compared to $33,941 in total general and administrative expenses for the three months ended November 30, 2000. A significant part of our ongoing expenses continues to be represented by legal fees associated with meeting our regulatory obligations under the securities legislation of the United States, British Columbia and Alberta. Legal fees amounted to $6,833 for the period compared to $29,105 in the prior period. We have sought and continue to seek business opportunities of merit. Accordingly, we anticipate that we will in the foreseeable future incur increased expenses related to the ongoing reorganization of our affairs, including due diligence and legal costs associated with our possible acquisition of a business opportunity or business combination.

  There was a net increase in cash during the three month period ended November 30, 2001 of $118,040 compared to an increase in cash of $153,327 for the three months ended November 30, 2000. The increase in cash flow was due to a recovery of a total of $129,423.87 in connection with the enforcement of our investment in Sourcexport, coupled with a decrease in our cash balances resulting from our continuing need to meet ongoing general and administrative expenses.

  Liquidity and Capital Resources

  As at November 30, 2001

  As at November 30, 2001, we had a cash position of $432,309 and net working capital of $416,738. We also had $250,000 which we loaned by way of a convertible debenture to Sourcexport Inc., a private Canadian corporation, of which $125,000 was held in trust pursuant to an Escrow Agreement which provided that the funds would not be advanced until Sourcexport Inc. had achieved two consecutive fiscal quarters of profitability.

  Sourcexport failed to make interest payments under the debenture when due on March 31, 2001 and June 30, 2001. On August 28, 2001, we formally served Sourcexport with a notice of default under the debenture, together with a Notice of Intention to Enforce a Security on Form 86 under the Bankruptcy and Insolvency Act (Canada). As a result, the principal and accrued interest under the debenture became due and payable in full after a fifteen day grace period, which expired on September 12, 2001, and we took steps to enforce our security interests in Sourcexport's property. To date, we have recovered a total of $129,423.87, which funds represent the escrowed balance of the principal amount advanced to Sourcexport, and interest thereon. Settlement negotiations between our company and Sourcexport with respect to the amounts remaining unpaid under the debenture were unsuccessful.

  Sourcexport's obligations under the debenture were secured by a general security interest granted by Sourcexport in all of Sourcexport's present and after-acquired property. However, to the knowledge of management of our company, Sourcexport has not been able to proceed with its business objectives due to lack of capital, has no assets of any significance, and has little prospect of achieving profitability. Accordingly, we decided to write down our investment in Sourcexport and the debenture to nil. Pursuant to a resolution of our board of directors, adopted as of December 1, 2001, subsequent to the end of the quarter ended November 30, 2001, we wrote down our investment in Sourcexport Inc. from its carried value of $250,000 to nil, and as a result we incurred and expense of $125,000 as a loss on the write down of this investment.

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

  Trading in our common shares remained suspended by the Canadian Venture Exchange as of the date of this quarterly report. On December 17, 2001, we received a further extension from the Canadian Venture Exchange to an unspecified date and must now update them on or before January 31, 2002 as to the status of our reactivation plans and whether our company intends to file a transaction that can meet the Canadian venture Exchange's tier 2 maintenance requirements.

  We experienced a net decrease in our available cash resources over the three months ended November 30, 2001 due to our continuing need to meet ongoing general and administrative expenses.

  Cash Requirements

  Over the twelve month period ending November 30, 2002, we do not anticipate that we will have to raise any additional monies through private placements of our equity securities and/or debt financing. Sufficient working capital was raised through the sale of marketable securities during the quarter ended May 31, 2001, specifically the sale of certain shares that we owned in Virtualsellers.com, Inc., to discharge all significant liabilities and to fund ongoing corporate maintenance expenses for the next twelve months. We will use our current cash reserves to fund the identification and evaluation of a suitable business opportunity.

  Product Research and Development

  We do not anticipate that we will expend any significant monies on research and development over the twelve months ending November 30, 2002.

  Purchase of Significant Equipment

  We do not intend to purchase any significant equipment over the twelve months ending November 30, 2002.

  Employees

  Over the twelve months ending November 30, 2002, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase in the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain.

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

  If we are unable to hire and retain technical, sales and marketing and operational personnel, any business we acquire could be materially adversely affected. We intend to hire a significant number of additional personnel once we identify and complete the acquisition of a business opportunity or enter into a business combination. Competition for these individuals is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

  Need for Additional Financing

  We do not anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will have sufficient capital to fund our ongoing operations for the next twelve months ending November 30, 2002 or until we complete a business combination or acquire a business opportunity. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

  We will, in all likelihood, sustain operating expenses without corresponding revenues at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

  Ability to Generate Revenues is Uncertain

  We have not generated any revenues since May 1999 and do not anticipate generating any additional revenues until we acquire a business opportunity or complete a business combination. We have an accumulated deficit of $884,469 as at November 30, 2001. At this time, our ability to generate any further revenues is uncertain.

  Possibility of Delisting from the Canadian Venture Exchange

  We are currently listed on the Canadian Venture Exchange as a "tier 2" company. Trading in our listed shares was suspended by the Canadian Venture Exchange on November 27, 1999; our shares remain suspended as of the date of this quarterly report. On April 18, 2001 we received notice from the Canadian Venture Exchange that our shares will be delisted if we do not provide documentation by May 28, 2001 showing that we can meet the Canadian Venture Exchange's tier 2 maintenance requirements. We received an extension from the Canadian Venture Exchange to October 5, 2001. On November 14, 2001, we received a letter stating that we must provide documentation showing that we can meet the Canadian Venture Exchange's tier 2 maintenance requirements by November 28, 2001. On November 27, 2001, we requested an additional extension, so that we can continue seeking to identify a suitable business opportunity or enter into a suitable business combination. We subsequently received an extension from the Canadian Venture Exchange to an unspecified date. The Canadian Venture Exchange has requested that we update them on or before January 31, 2002 as to our company's status of our reactivation plans and whether our company intends to file a transaction that can meet the Canadian Venture Exchange's tier 2 maintenance requirements. If we are unable to obtain an extension from the Canadian Venture Exchange, our shares may be delisted, and there will be no public market for our common shares, making it difficult, if not impossible, for our shareholders to sell any of their common shares and liquidate their investment.

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

  Regulation

  Although we are subject to regulation under the 1934 Act, management believes that we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event that we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940, meaning that we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

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

  Insider Control of Common Stock

  As of November 30, 2001, directors and executive officers beneficially owned approximately 9.9% of our outstanding common shares. As a result, these shareholders, if they act as a group, may be able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On December 13, 2001, we filed a Form 8-K Current Report, in connection with the write down of our investment in Sourcexport from its carried value of $250,000 to nil.

Consolidated Financial Statements Filed as a Part of the Quarterly Report

Our consolidated financial statements include:

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statements of Stockholders' Equity

Notes to the Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN VENTURES INC.

By: /s/ Raymond Mol
Raymond Mol, President and Director
January 14, 2002

By: /s/ Richard Haderer
Richard Haderer, Secretary, Director
January 14, 2002

By: /s/ Dennis Sinclair
Dennis Sinclair, Director
January 14, 2002

By: /s/ Greg Burnett
Greg Burnett, Director
January 14, 2002

By: /s/ Jerry McKenzie
Jerry McKenzie, Director
January 14, 2002