Form 10QSB
period 2002-02-28
OCEAN VENTURES INC
filed 2002-04-15
CIK 1137764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

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

1,807,562 common shares outstanding as at March 15, 2002

Transitional Small Business Disclosure Format (Check one):      Yes [X]     No [ ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements as of February 28, 2002 and for the three month periods ended February 28, 2002 and February 29, 2001 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DISCLOSURE

To: The Shareholders of Ocean Ventures Inc.

It is the opinion of management that the interim financial statements for the quarter ended February 28, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: April 15, 2002

Per: /s/ Greg Burnett
Director of Ocean Ventures Inc.

OCEAN VENTURES INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

February 28, 2002 and August 31, 2001

(Stated in US Dollars)

(Unaudited - See Note 1)

OCEAN VENTURES INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
February 28, 2002 and August 31, 2001
(Stated in US Dollars)
(Unaudited - See Note 1)
ASSETS	February 28, 2002	August 31, 2001
Current
Cash	$410,231	$314,269
Accounts receivable	1,843	21,882
Prepaid expenses	1,280	323

	413,354	336,474
Investment in convertible debenture - Note 2	-	250,000

	$413,354	$586,474

LIABILITIES
Current
Accounts payable	$11,341	$12,412

STOCKHOLDERS' EQUITY
Capital stock
Authorized:
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Issued:
1,807,561 common shares	1,307,611	1,307,611
Deficit	(905,598)	(733,549)

	402,013	574,062

	$413,354	$586,474

SEE ACCOMPANYING NOTE

OCEAN VENTURES INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six month periods ended February 28, 2002 and 2001 and for the period September 1, 1999 (Date of Inception) to February 28, 2002
(Stated in US Dollars)
(Unaudited - See Note 1)
	Three months ended February 28,		Six months ended February 28,		September 1, 1999 (Date of Inception) to February 28,
	2002	2001	2002	2001	2002
General and administrative expenses
Accounting and audit fees	$1,662	$1,138	$3,437	$2,459	$25,034
Bad debt	-	-	12,198	-	12,198
Consulting fees	4,987	-	4,987	-	4,987
Filing fees	77	1,591	315	1,839	7,158
Foreign exchange (gain)	1,112	(18,668)	2,347	11,006	13,277
Legal fees	5,447	11,293	12,280	40,397	74,410
Management fees	3,764	3,960	7,568	5,282	81,809
Office and miscellaneous expenses	1,049	614	1,141	1,383	6,272
Transfer agent fees	1,714	1,660	2,132	2,836	10,550
Travel	2,065	578	2,823	578	2,823

Loss before other items	21,877	2,166	49,228	65,780	238,518

Other items
Interest income	748	16,345	2,179	20,259	40,524
Gain on sale of marketable securities	-	187,195	-	433,472	1,189,097
Loss on write-off of convertible securities	-	-	(125,000)	-	(125,000)

	748	203,540	(122,821)	453,731	1,104,621

Net income (loss) for the period	$(21,129)	$201,374	$ (172,049)	$387,951	$866,103

Earnings (loss) per share	$(0.01)	$0.11	$ (0.10)	$0.21

Weighted average number of common shares outstanding	1,807,561	1,807,561	1,807,561	1,807,561

SEE ACCOMPANYING NOTE

OCEAN VENTURES INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six month periods ended February 28, 2002 and 2001
and for the period September 1, 1999 (Date of Inception) to February 28, 2002
(Stated in US Dollars)
(Unaudited - See Note 1)
	Three months ended February 28,		Six months ended February 28,		September 1, 1999 (Date of Inception) to February 28,
	2002	2001	2002	2001	2002
Operating Activities
Net income (loss) from operations	$(21,129)	$201,374	$(172,049)	$387,951	$866,103
Deduct item not affecting cash:
Loss on write-off of convertible debenture	-	-	125,000	-	125,000
Gain on sale of marketable securities	-	(187,195)	-	(433,472)	(1,189,097)
Adjustments to reconcile net income (loss) to net cash used in operations
Accounts receivable	4,482	(7,222)	20,039	(9,050)	(1,843)
Prepaid expenses	(1,201)	(733)	(957)	(474)	(1,280)
Accounts payable	(4,230)	(10,189)	(1,071)	(70,067)	(54,528)
Due to related party	-	-	-	(35,678)	-

Cash used in operating activities	(22,078)	(3,965)	(29,038)	(160,790)	(255,645)

Investing activities
Investment in convertible debenture	-	(250,000)	125,000	(250,000)	(125,000)
Proceeds on sale of marketable securities	-	246,115	-	556,267	1,394,043

Cash provided by investing activities	-	(3,885)	125,000	306,267	1,269,043

Financing activity
Payment of dividends	-	(604,577)	-	(604,577)	(604,577)

Cash used in financing activity	-	(604,577)	-	(604,577)	(604,577)

Net increase (decrease) in cash	(22,078)	(612,427)	95,962	(459,100)	408,821

Cash, beginning of period	432,309	957,434	314,269	804,107	1,410

Cash, end of period	$410,231	$345,007	$410,231	$345,007	$410,231

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$-	$-	$-

Income taxes	$-	$-	$-	$-	$-

SEE ACCOMPANYING NOTE

OCEAN VENTURES INC.
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY
for the period from September 1, 1999 (Date of Inception) to February 28, 2002
(Stated in US Dollars)
(Unaudited - See Note 1)
	Number of Common Shares	Amount	Deficit Accumulated	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance, August 31, 1999	14,037,807	$1,307,611	$(1,167,124)	$107,054	$247,541
Share consolidation 1 new for 5 old	(11,230,246)	-	-	-	-
Cancellation of escrow shares	(1,000,000)	-	-	-	-
Other comprehensive income	-	-	-	848,649	848,649
Net income for the year	-	-	669,446	-	669,446

Balance, August 31, 2000	1,807,561	1,307,611	(497,678)	955,703	1,765,636
Net income for year ended August 31, 2001	-	-	368,706	(955,703)	(586,997)
Dividends	-	-	(604,577)	-	(604,577)

Balance, August 31, 2001	1,807,561	1,207,611	(733,549)	-	574,062
Net loss for the six months ended February 28, 2002	-	-	(172,049)	-	(172,049)

Balance, February 28, 2002	1,807,561	$1,307,611	$(905,598)	$-	$402,013

SEE ACCOMPANYING NOTE

OCEAN VENTURES INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
February 28, 2002 and August 31, 2001
(Stated in US Dollars)
(Unaudited - See Note 1)

Note 1 Interim Reporting

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Company's Form 10-KSB, which contains audited financial statements for the Company for the fiscal year ended August 31, 2001, as filed with the United States Securities and Exchange Commission.

The results of operations for the period ended February 28, 2002 are not indicative of the results that may be expected for the full year.

Note 2 Investment in Convertible Debenture

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

During the period, the company received $129,423 from the funds which were held in trust and the balance of $125,000 has been written-off.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks enumerated in the section entitled "Risk Factors", that may cause our actual results or the actual results in our industry, of our levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our" and "Ocean Ventures" mean Ocean Ventures Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.

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

From our incorporation until May, 1999, we were a direct reseller of telecommunication products. In May 1999, our former wholly-owned subsidiary, CallDirect Enterprises Inc., sold its direct marketing assets in exchange for 1,200,000 shares of Virtualsellers.com, Inc. stock. On September 8, 1999, we sold all of the issued and outstanding stock of our subsidiary to one of our former directors and officers for nominal consideration. As we do not presently have an operating business that we can pursue, we are seeking to either identify a suitable business opportunity or to enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will continue to operate as a "blank check" company. Our management does not believe that we will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity or entering into a suitable business combination. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended February 28, 2002 and February 29, 2001 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on November 29, 2001, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

Results of Operations

Three month period ended February 28, 2002

We have reported a net loss for the three months ended February 28, 2002 of $21,129 or $0.01 per share, compared to net income of $201,374 or $0.11 per share for the three months ended February 29, 2001.

During the quarter, we realized interest income of $748 on our outstanding cash balances. We have no other sources of income as we currently do not have an active business. We are looking to either acquire a business opportunity or to enter into a business combination with the view to once again engaging in an active business.

Our general and administrative expenses in the three months ended February 28, 2002 totalled $21,877, compared to $2,166 in total general and administrative expenses for the three months ended February 29, 2001. A significant part of our ongoing expenses continues to be represented by legal fees associated with meeting our regulatory obligations under the securities legislation of the United States, British Columbia and Alberta. Legal fees amounted to $5,447 for the period compared to $11,293 in the prior period. We have sought and continue to seek business opportunities of merit. Accordingly, we anticipate that we will in the foreseeable future incur increased expenses related to the ongoing reorganization of our affairs, including due diligence and legal costs associated with our possible acquisition of a business opportunity or business combination.

There was a net decrease in cash during the three month period ended February 28, 2002 of $22,078 compared to a decrease in cash of $612,427 for the three months ended February 29, 2001. The change in cash flow was due to non-recurring items in the three months ended February 29, 2001, such as investment in a convertible debenture (paid $250,000), proceeds on the sale of marketable securities (received $246,115) and the payment of dividends (paid $604,577).

Liquidity and Capital Resources

As at February 28, 2002

As at February 28, 2002, we had a cash position of $410,231 and net working capital of $402,013. In early 2001, we loaned $250,000 by way of a convertible debenture to Sourcexport Inc., a private Canadian corporation, of which $125,000 was held in trust pursuant to an Escrow Agreement which provided that the funds would not be advanced until Sourcexport Inc. had achieved two consecutive fiscal quarters of profitability.

Sourcexport failed to make interest payments under the debenture when due on March 31, 2001 and June 30, 2001. On August 28, 2001, we formally served Sourcexport with a notice of default under the debenture, together with a Notice of Intention to Enforce a Security on Form 86 under the Bankruptcy and Insolvency Act (Canada). As a result, the principal and accrued interest under the debenture became due and payable in full after a fifteen day grace period, which expired on September 12, 2001, and we took steps to enforce our security interests in Sourcexport's property. As at March 15, 2002, we have recovered a total of $129,423.87, which funds represent the escrowed balance of the principal amount advanced to Sourcexport, and interest thereon. Settlement negotiations between our company and Sourcexport with respect to the amounts remaining unpaid under the debenture were unsuccessful.

Sourcexport's obligations under the debenture were secured by a general security interest granted by Sourcexport in all of Sourcexport's present and after-acquired property. However, to the knowledge of management of our company, Sourcexport has not been able to proceed with its business objectives due to lack of capital, has no assets of any significance, and has little prospect of achieving profitability. Accordingly, pursuant to a resolution of our board of directors, adopted as of December 1, 2001, we wrote down our investment in Sourcexport Inc. from its carried value of $250,000 to nil, and as a result we incurred an expense of $125,000 as a loss on the write down of this investment.

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

Trading in our common shares remains suspended by the Canadian Venture Exchange as of the date of this quarterly report. On February 22, 2002, we received a further extension from the Canadian Venture Exchange and must now update them on or before May 31, 2002 as to the status of our reactivation plans and whether our company intends to file a transaction that can meet the Canadian Venture Exchange's tier 2 maintenance requirements.

We experienced a net decrease in our available cash resources over the three months ended February 28, 2002 due to our continuing need to meet ongoing general and administrative expenses.

Cash Requirements

Over the twelve month period ending February 28, 2003, we do not anticipate that we will have to raise any additional monies through the sale of our equity securities and/or debt financing. Sufficient working capital was raised through the sale of marketable securities during the quarter ended May 31, 2001, specifically the sale of certain shares that we owned in Virtualsellers.com, Inc., that will enable us to discharge all significant liabilities and to fund ongoing corporate maintenance expenses for the next twelve months. We will use our current cash reserves to fund the identification and evaluation of a suitable business opportunity.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the twelve months ending February 28, 2003.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2003.

Employees

Over the twelve months ending February 28, 2003, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase in the number of employees may significantly increase our monthly burn rate; the actual monthly burn rate will depend on the number of employees we ultimately retain.

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

RISK FACTORS

Scarcity of and Competition for Business Opportunities and Combinations

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking to identify a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

Governmental Regulation

To the best of our knowledge, we are not currently subject to any direct federal, state or local regulation in the United States, other than regulations applicable to businesses generally.

Key Personnel

Although none of our present officers or directors are key to our continuing operations, we rely upon the continued service and performance of these officers and directors and their knowledge and ability to evaluate potential business combinations or opportunities, which is key to our future success. At this time, none of our officers or directors are bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

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

Need for Additional Financing

We do not anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will have sufficient capital to fund our ongoing operations for the twelve months ending February 28, 2003 or until we complete a business combination or acquire a business opportunity. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares. There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders will likely result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

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

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to first successfully acquire a new business opportunity and then generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity able to generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

Ability to Generate Revenues is Uncertain

We have not generated any revenues since May 1999 and do not anticipate generating any additional revenues until we acquire a business opportunity or complete a business combination. We have an accumulated deficit of $905,598 as at February 28, 2002. At this time, our ability to generate any further revenues is uncertain.

Possibility of Delisting from the Canadian Venture Exchange

We are currently listed on the Canadian Venture Exchange as a "tier 2" company. Trading in our listed shares was suspended by the Canadian Venture Exchange on November 27, 1999; our shares remain suspended as of the date of this quarterly report. On April 18, 2001, we received notice from the Canadian Venture Exchange that our shares would be delisted if we did not provide documentation by May 28, 2001 showing that we were able to meet the Canadian Venture Exchange's tier 2 maintenance requirements. We received an extension from the Canadian Venture Exchange to October 5, 2001. On November 14, 2001, we received a letter stating that we were required to provide documentation showing our ability to meet the Canadian Venture Exchange's tier 2 maintenance requirements by November 28, 2001. On November 27, 2001, we requested an additional extension, so that we could continue seeking to identify a suitable business opportunity or enter into a suitable business combination. We subsequently received an extension from the Canadian Venture Exchange to an unspecified date. The Canadian Venture Exchange has now requested that we update them on or before May 31, 2002 as to the status of our reactivation plans and whether our company intends to file a transaction that can meet the Canadian Venture Exchange's tier 2 maintenance requirements. If we are unable to file a transaction that meets the Canadian Venture Exchange's tier 2 maintenance requirements or are unable to obtain further extensions from the Canadian Venture Exchange, our shares may be delisted. Although we were approved for trading on the Over-the-Counter Bulletin Board on January 29, 2002, our common shares have yet to commence trading and therefore, there would be no public market for our common shares, making it difficult, if not impossible, for our shareholders to sell any of their common shares and liquidate their investment.

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

- had significant operating revenues in the previous 12 months or at least CDN$50,000 has been spent on exploration and development; and

- an operating business.

It is our intention to make the required submission to the Canadian Venture Exchange showing that we meet the tier 2 requirements if we acquire an operating business or a substantial asset and our shares are still listed on the Canadian Venture Exchange. However, in the event that our shares are delisted from the Canadian Venture Exchange, unless our shares commence trading on the Over-the-Counter Bulletin Board, as noted there will be no public market for our shares making it difficult, if not impossible, for our shareholders to liquidate their investment in our company.

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

No Agreement for Business Combination or Other Transaction/No Standards for Business Combination

We have no arrangement, agreement or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or specified levels of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

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

Possible Volatility of Share Prices

Our common shares are currently listed for public trading on the Canadian Venture Exchange but are presently suspended from trading. The trading price of our common shares has been, and when reinstated may continue to be, subject to wide fluctuations. Our common shares were approved for trading on the Over-the-Counter Bulletin Board on January 29, 2002 but have yet to commence trading. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

  PART 2 - OTHER INFORMATION

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On January 25, 2002, we held an Annual General Meeting of our shareholders. The following matters were voted on and approved by a quorum of our shareholders:

1. setting the number of directors at five (5), with 234,879 votes cast in favor, 800 votes cast against and nil votes abstaining;

2. electing the members of our board of directors, with 235,679 votes cast in favor and nil votes withheld; and

3. ratifying the appointment of our auditor, with 227,079 votes cast in favor, nil votes cast against and 8,600 votes abstaining.

The directors elected at the Annual General Meeting were Raymond Mol, Gregory Burnett, Richard Haderer, Dr. Dennis Sinclair and Jerry McKenzie.

Item 5. Other Information.

On January 29, 2002, our common shares were approved for trading on the Over-the-Counter Bulletin Board under the trading symbol "OVNIF" but have yet to commence trading.

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

OCEAN VENTURES INC.

By: /s/ Raymond Mol
Raymond Mol, President and Director
April 15, 2002

By: /s/ Richard Haderer
Richard Haderer, Director
April 15, 2002

By: /s/ Dennis Sinclair
Dennis Sinclair, Director
April 15, 2002

By: /s/ Greg Burnett
Greg Burnett, Secretary and Director
April 15, 2002