Form 10QSB
period 2002-05-31
OCEAN VENTURES INC
filed 2002-07-15
CIK 1137764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

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

1,807,562 common shares outstanding as at July 1, 2002

Transitional Small Business Disclosure Format (Check one):      Yes [X]     No [ ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements as of May 31, 2002 and for the three month periods ended May 31, 2002 and 2001 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DISCLOSURE

To: The Shareholders of Ocean Ventures Inc.

It is the opinion of management that the interim financial statements for the quarter ended February 28, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: July 15, 2002

Per: /s/ Raymond Mol
Director of Ocean Ventures Inc.

OCEAN VENTURES INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

May 31, 2002 and August 31, 2001

(Stated in US Dollars)

(Unaudited - See Note 1)

OCEAN VENTURES INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
May 31, 2002 and August 31, 2001
(Stated in US Dollars)
(Unaudited - See Note 1)
	May 31, 2002	August 31, 2001
ASSETS
Current
Cash	$388,563	$314,269
Accounts receivable	2,736	21,882
Prepaid expenses and deposits	1,006	323

	392,305	336,474
Investment in convertible debenture - Note 2	-	250,000

	$392,305	$586,474

LIABILITIES
Current
Accounts payable	$5,279	$12,412

STOCKHOLDERS' EQUITY
Capital stock
Authorized:
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Issued:
1,807,561, common shares	1,307,611	1,307,611

Deficit	(920,585)	(733,549)

	387,026	574,062

	$392,305	$586,474

SEE ACCOMPANYING NOTE

OCEAN VENTURES INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine month periods ended May 31, 2002 and 2001 and for the period September 1, 1999 (Date of Inception) to May 31, 2002
(Stated in US Dollars)
(Unaudited - See Note 1)
	Three months ended May 31,		Nine months ended May 31,		September 1, 1999 (Date of Inception) to May 31,
	2002	2001	2002	2001	2002
General and administrative expenses
Accounting and audit fees	$1,790	$5,676	$5,227	$8,135	$26,824
Bad debts	-	-	12,198	-	12,198
Consulting fees	5,073	-	10,060	-	10,060
Filing fees	327	361	642	2,200	7,485
Foreign exchange (gain)	(2,266)	193	81	11,199	11,011
Legal fees	3,877	5,520	16,157	45,917	78,287
Management fees	3,837	3,885	11,405	9,167	85,646
Office and miscellaneous expenses	169	73	1,310	1,456	6,441
Transfer agent fees	895	920	3,027	3,756	11,445
Travel	1,993	521	4,816	1,099	4,816

Loss before other items	(15,695)	(17,149)	(64,923)	(82,929)	(254,213)

Other items
Interest income	708	8,853	2,887	29,112	41,232
Gain on sale of marketable securities	-	-	-	433,472	1,189,097
Loss on write-off of convertible securities	-	-	(125,000)	-	(125,000)

	708	8,853	(122,113)	462,584	1,105,329

Net income (loss) for the period	$(14,987)	$(8,296)	$(187,036)	$379,655	$851,116

Earnings (loss) per share	$0.00	$(0.00)	$(0.10)	$0.21

Weighted average number of common shares outstanding	1,807,561	1,807,561	1,807,561	1,807,561

SEE ACCOMPANYING NOTE

OCEAN VENTURES INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three and nine month periods ended May 31, 2002 and 2001 and for the period September 1, 1999 (Date of Inception) to May 31, 2002
(Stated in US Dollars)
(Unaudited - See Note 1)
Three months ended May 31,		Nine months ended May 31,		September 1, 1999 (Date of Inception) to May 31,
	2002	2001	2002	2001	2002
Operating Activities
Net income (loss) from operations	$(14,987)	$(8,296)	$(187,036)	$379,655	$851,116
Deduct item not affecting cash:
Loss on write-off of convertible debenture	-	-	125,000	-	125,000
Gain on sale of marketable securities	-	-	-	(433,472)	(1,189,097)
Adjustments to reconcile net income (loss) to net cash used in operations
Accounts receivable	(893)	(1,470)	19,146	(10,520)	(2,736)
Prepaid expenses	274	245	(683)	(229)	(1,006)
Accounts payable	(6,062)	(7,937)	(7,133)	(78,004)	(60,590)
Due to related party	-	-	-	(35,678)	-

Cash used in operating activities	(21,668)	(17,458)	(50,706)	(178,248)	(277,313)

Investing activities
Investment in convertible debenture	-	-	125,000	(250,000)	125,000)
Proceeds on sale of marketable securities	-	-	-	556,267	1,394,043

Cash provided by investing activities	-	-	125,000	306,267	1,269,043

Financing activity
Payment of dividends	-	-	-	(604,577)	(604,577)

Cash used in financing activity	-	-	-	(604,577)	(604,577)

Net increase (decrease) in cash	(21,668)	(17,458)	74,294	(476,558)	387,153

Cash, beginning of period	410,231	345,007	314,269	804,107	1,410

Cash, end of period	$388,563	$327,549	$388,563	$327,549	$388,563

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$-	$-	$-

Income taxes	$-	$-	$-	$-	$-

SEE ACCOMPANYING NOTE

OCEAN VENTURES INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
for the period from September 1, 1999 (Date of Inception) to May 31, 2002
(Stated in US Dollars)
(Unaudited - See Note 1)
	Number of Common Shares	Amount	Deficit Accumulated	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance, August 31, 1999	14,037,807	$1,307,611	$(1,167,124)	$107,054	$247,541
Share consolidation 1 new for 5 old	(11,230,246)	-	-	-	-
Cancellation of escrow shares	(1,000,000)	-	-	-	-
Other comprehensive income	-	-	-	848,649	848,649
Net income for the year	-	-	669,446	-	669,446

Balance, August 31, 2000	1,807,561	1,307,611	(497,678)	955,703	1,765,636
Net income for year ended August 31, 2001	-	-	368,706	(955,703)	(586,997)
Dividends	-	-	(604,577)	-	(604,577)

Balance, August 31, 2001	1,807,561	1,307,611	(733,549)	-	574,062
Net loss for the nine months ended May 31, 2002	-	-	(187,036)	-	(187,036)

Balance, May 31, 2002	1,807,561	$1,307,611	$(920,585)	$-	$387,026

SEE ACCOMPANYING NOTE

OCEAN VENTURES INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2002 and August 31, 2001
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

The results of operations for the period ended May 31, 2002 are not indicative of the results that may be expected for the full year.

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

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended May 31, 2002 and 2001 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on November 29, 2001, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

Results of Operations

Three month period ended May 31, 2002

We have reported a net loss for the three months ended May 31, 2002 of $14,987 or $0.00 per share, compared to net loss of $8,296 or $0.00 per share for the three months ended May 31, 2001.

During the quarter, we realized interest income of $708 on our outstanding cash balances. We have no other sources of income as we currently do not have an active business. We are looking to either acquire a business opportunity or to enter into a business combination with the view to once again engaging in an active business.

Our general and administrative expenses in the three months ended May 31, 2002 totalled $15,695, compared to $17,149 in total general and administrative expenses for the three months ended May 31, 2001. A significant part of our ongoing expenses continues to be represented by legal fees associated with meeting our regulatory obligations under the securities legislation of the United States, British Columbia and Alberta. Legal fees amounted to $3,877 for the period compared to $5,520 during the same period in 2001. We have sought and continue to seek business opportunities of merit. Accordingly, we anticipate that we will in the foreseeable future incur increased expenses related to the ongoing reorganization of our affairs, including due diligence and legal costs associated with our possible acquisition of a business opportunity or business combination.

There was a net decrease in cash during the three month period ended May 31, 2002 of $21,668 compared to a decrease in cash of $17,458 for the three months ended May 31, 2001. We continued to use our cash on hand to fund our ongoing expenses.

Liquidity and Capital Resources

As at May 31, 2002

As at May 31, 2002, we had a cash position of $388,563. In early 2001, we loaned $250,000 by way of a convertible debenture to Sourcexport Inc., a private Canadian corporation, of which $125,000 was held in trust pursuant to an Escrow Agreement which provided that the funds would not be advanced until Sourcexport Inc. had achieved two consecutive fiscal quarters of profitability.

Sourcexport failed to make interest payments under the debenture when due on March 31, 2001 and June 30, 2001. On August 28, 2001, we formally served Sourcexport with a notice of default under the debenture, together with a Notice of Intention to Enforce a Security on Form 86 under the Bankruptcy and Insolvency Act (Canada). As a result, the principal and accrued interest under the debenture became due and payable in full after a fifteen day grace period, which expired on September 12, 2001, and we took steps to enforce our security interests in Sourcexport's property. As at the date of this quarterly report, we have recovered a total of $129,423.87, which funds represent the escrowed balance of the principal amount advanced to Sourcexport, and interest thereon. Settlement negotiations between our company and Sourcexport with respect to the amounts remaining unpaid under the debenture were unsuccessful.

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

Subsequent to the quarter ended May 31, 2002, on June 21, 2002, we voluntarily delisted our common shares from the TSX Venture Exchange (formerly the Canadian Venture Exchange).

We experienced a net decrease in our available cash resources over the three months ended May 31, 2002 due to our continuing need to meet ongoing general and administrative expenses.

Cash Requirements

Over the twelve month period ending May 31, 2003, we do not anticipate that we will have to raise any additional monies through the sale of our equity securities and/or debt financing. Sufficient working capital was raised through the sale of marketable securities during the quarter ended May 31, 2001, specifically the sale of certain shares that we owned in Virtualsellers.com, Inc., that will enable us to discharge all significant liabilities and to fund ongoing corporate maintenance expenses for the next twelve months. We will use our current cash reserves to fund the identification and evaluation of a suitable business opportunity.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the twelve months ending May 31, 2003.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending May 31, 2003.

Employees

Over the twelve months ending May 31, 2003, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase in the number of employees may significantly increase our monthly burn rate; the actual monthly burn rate will depend on the number of employees we ultimately retain.

New Accounting Pronouncements

In June 1998, the United States Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, we have not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards did not affect our consolidated financial statements.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The implementation of SFAS No. 141 and 142 is not expected to have a material effect on our consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The implementation of this new standard is not expected to have a material effect on our consolidated financial statements.

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

Need for Additional Financing

We do not anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will have sufficient capital to fund our ongoing operations for the twelve months ending May 31, 2003 or until we complete a business combination or acquire a business opportunity. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares. There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders will likely result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

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

Ability to Generate Revenues is Uncertain

We have not generated any revenues since May 1999 and do not anticipate generating any additional revenues until we acquire a business opportunity or complete a business combination. We have an accumulated deficit of $920,585 as at May 31, 2002. At this time, our ability to generate any further revenues is uncertain.

Voluntary Delisting from the TSX Venture Exchange (formerly the Canadian Venture Exchange)

Following the quarter ended May 31, 2002, on June 21, 2002, we voluntarily delisted our common shares from the TSX Venture Exchange (formerly the Canadian Venture Exchange). Although our common shares were approved for trading on the Over-the-Counter Bulletin Board on January 29, 2002, under the symbol "OVNIF", trading has been very limited and sporadic, making it difficult, for our shareholders to sell any of their common shares and liquidate their investment.

If plans to phase-out the OTC Bulletin Board are implemented, we may not qualify for listing on the proposed Bulletin Board Exchange or any other marketplace, in which event investors may have difficulty buying and selling our securities.

We understand that in 2003, subject to approval of the Securities and Exchange Commission, the NASDAQ Stock Market intends to phase-out the OTC Bulletin Board, and replace it with the "Bulletin Board Exchange" or "BBX". As proposed, the BBX will include an electronic trading system to allow order negotiation and automatic execution. The NASDAQ Stock Market has indicated its belief that the BBX will bring increased speed and reliability to trade execution, as well as improve the overall transparency of the marketplace. Specific criteria for listing on the BBX have not yet been finalized, and the BBX may provide for listing criteria which we do not meet. If the OTC Bulletin Board is phased-out and we do not meet the criteria established by the BBX, there may be no market on which our securities may be included. In that event, shareholders may have difficulty reselling any of the shares they own.

Speculative Nature of Our Proposed Operations

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any business opportunity that we identify. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

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

Possible Volatility of Share Prices

Our common shares are currently listed for public trading on the Over-the-Counter Bulletin Board under the symbol "OVNIF", and have been so listed since January 29, 2002; however, as at the date of this quarterly report, trading in our common shares has been limited and sporadic. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

PART II - OTHER INFORMATION

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

None.

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

OCEAN VENTURES INC.

By: /s/ Raymond Mol
Raymond Mol, President and Director
July 15, 2002

By: /s/ Greg Burnett
Greg Burnett, Secretary and Director
July 15, 2002

By: /s/ Richard Haderer
Richard Haderer, Director
July 15, 2002

By: /s/ Dennis Sinclair
Dennis Sinclair, Director
July 15, 2002

By: /s/ Jerry McKenzie
Jerry McKenzie, Director
July 15, 2002