Form 10KSB
OCEAN VENTURES INC
filed 2002-12-02
CIK 1137764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  August 31, 2002
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

Registrant's telephone number, including area code 604.669.2615

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

1,637,028 common shares @ $0.15 (1) = $245,554

(1) Average of the bid and asked prices on November 15, 2002.

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

1,807,562 common shares issued and outstanding as of November 15, 2002

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

From our incorporation until May 15, 1999, we were a direct marketer of telecommunication products. Pursuant to the terms of an Asset Purchase Agreement (the "Asset Purchase Agreement") between CallDirect Enterprises Inc., formerly our wholly-owned subsidiary, and Healthtrac, Inc., CallDirect sold its direct marketing business assets to Healthtrac, Inc. in exchange for 1,200,000 common shares in the capital of Healthtrac, Inc. On September 8, 1999, we sold all of the issued and outstanding common stock of CallDirect, and certain intercompany advances owed by CallDirect, to John Eccles, one of our former directors and officers, for nominal consideration.

On May 24, 2000, we cancelled an aggregate of 5,000,000 performance escrow shares that had been issued to John Eccles and William McGinty, who were formerly directors and officers of our company. The shares were held in escrow and were cancelled upon Mr. Eccles and Mr. McGinty resigning as officers and directors of our company.

At our annual and special shareholders meeting on October 31, 2000, we received shareholder approval by way of special resolution to sell all of the 1,200,000 shares in the capital of Healthtrac, Inc. held by our company. We completed the sale of all of our shares in Healthtrac, Inc. on January 22, 2001. The aggregate proceeds received from the sale of the Healthtrac, Inc. shares was $1,394,044. On January 19, 2001, we declared a special dividend on our common shares of CDN$0.50 per share, which was paid to shareholders of record as at the close of business on January 29, 2001, on February 1, 2001.

On December 5, 2000, we invested CDN$250,000 in Sourcexport, Inc., a private Canadian business which is federally incorporated and based in Edmonton, Alberta, Canada. Sourcexport intended on developing an enterprise portal to help promote export business for approximately 2,400 businesses, located in the Edmonton area, represented by the Leduc-Nisku Economic Development Authority. Sourcexport issued a CDN$250,000 convertible debenture to us which was to mature on December 6, 2002. The debenture carried an interest rate equal to the prime rate plus two and one-half percent (2.5%), payable quarterly in cash, and is secured by a general security interest granted by Sourcexport in all of Sourcexport's present and after-acquired property. The debenture was convertible at our option into 10% of the issued and outstanding common shares in the capital of Sourcexport, subject to dilution in certain circumstances. We were entitled to have a representative director appointed to Sourcexport's board of directors for so long as the debenture remains outstanding, and thereafter until such time that we ceased to hold four per cent (4%) or more of the issued and outstanding common shares in the capital of Sourcexport. Sourcexport also granted us a right of first refusal to participate in their future financings by way of equity or debt convertible into equity.

On August 28, 2001, we filed a Notice of Default under the convertible debenture, and we are currently investigating alternatives for the recovery of our principal investment of CDN$250,000, plus accrued interest. As at the date of this annual report, we have received a total of CDN$129,423, which funds had been held in escrow pending the achievement by Sourcexport of certain terms and conditions under an escrow agreement. The balance of $125,000 was written off for accounting purposes as at August 31, 2002.

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

On January 29, 2002, our common shares were approved for trading on the National Association of Securities Dealers Inc.'s OTC Bulletin Board under the symbol "OVNIF" and on June 21, 2002, we voluntarily delisted our common shares from the TSX Venture Exchange (formerly the Canadian Venture Exchange).

We continue to seek a new business opportunity. Once a business opportunity has been identified, we will investigate and evaluate the business opportunity. In selecting a suitable business opportunity, management intends to focus on the potential for future profits and strength of current operating management of the business opportunity. We have not put industry or geographically specific limitations on the nature of acquisitions or business opportunities to be evaluated. However, given the background of our company and our management personnel, we intend to focus initially on the technology sector, particularly telecommunications and Internet-related fields. Management believes that the greatest potential lies in technology and goods or products-related industries, rather than principally service industries. Nevertheless, this shall not preclude the investigation or evaluation of any other category of business or industry. We will conduct our own investigation to identify an appropriate business opportunity, and will seek a potential business opportunity from all known sources, relying principally upon personal contacts of our officers and directors, as well as indirect associations between them and other business and professional people.

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

(c) exposure of our officers and directors to lawsuits and liabilities under various securities legislation;

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

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

Ability to Generate Revenues is Uncertain

For the year ended August 31, 1999, we incurred net income from discontinued operations of $194,784. We sold this business effective May 15, 1999 and we will no longer receive any revenues from this business. We have not generated any revenues since May of 1999 and do not anticipate generating any additional revenues until we acquire a business opportunity or complete a business combination. As of August 31, 2002, we had net loss of $203,679. We also had an accumulated deficit of $937,228 as at August 31, 2002. At this time, our ability to generate any further revenues is uncertain.

Voluntary Delisting from the TSX Venture Exchange (formerly the Canadian Venture Exchange)

On June 21, 2002, we voluntarily delisted our common shares from the TSX Venture Exchange (formerly the Canadian Venture Exchange). Although our common shares were approved for trading on the National Association of Securities Dealers Inc.'s OTC Bulletin Board on January 29, 2002, under the symbol "OVNIF", trading has been very limited and sporadic, making it difficult, for our shareholders to sell any of their common shares and liquidate their investment.

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

"Penny Stock" Rules May Restrict the Market for Our Shares

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Ocean's securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

Insider Control of Common Stock

As of November 15, 2002, directors and executive officers beneficially owned approximately 9.43% of our outstanding common shares. As a result, these shareholders, if they act as a group, may be able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

Possible Volatility of Share Prices

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

On June 21, 2002, we voluntarily delisted our common shares from the TSX Venture Exchange (formerly the Canadian Venture Exchange). Our common shares were approved for trading on the National Association of Securities Dealers Inc.'s OTC Bulletin Board on January 29, 2002, under the symbol "OVNIF".

The high and low bid prices for our common shares (obtained from Yahoo! Finance) for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended(1)(2)	High	Low
August 31, 2002	$0.51	$0.12
May 31, 2002	$0.13	$0.08
February 28, 2002	$0.15	$0.15
November 30, 2001	N/A	N/A
August 31, 2001	N/A	N/A
May 31, 2001	N/A	N/A
February 28, 2001	N/A	N/A
November 30, 2000(2)	N/A	N/A

(1) The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(2) Our shares were suspended from trading on the TSX Venture Exchange (formerly the Canadian Venture Exchange) on November 29, 1999 because we did not have an operating business at that time. On June 21, 2002 we voluntarily delisted our common shares from the TSX Venture Exchange (formerly the Canadian Venture Exchange). Our common shares were approved for trading on the National Association of Securities Dealers Inc.'s OTC Bulletin Board on January 29, 2002 under the symbol "OVNIF".

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

Our common shares are issued in registered form. CIBC Mellon Trust Company is the registrar and transfer agent for our common shares. Their address is Suite 1600, The Oceanic Plaza, 1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X1 Telephone: (604) 688-4330, Facsimile (604) 688-4301.

On November 15, 2002, the shareholders' list for our common shares showed 33 registered shareholders and 1,807,562 common shares outstanding. As of our last shareholders' meeting, held on January 25, 2002, we had approximately 280 beneficial shareholders.

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

The Investment Canada Act was amended with the World Trade Organization Agreement to provide for special review thresholds for "WTO Investors" of countries belonging to the World Trade Organization, among others, nationals and permanent residents (including "WTO Investor controlled entities" as defined in the Investment Canada Act). Under the Investment Canada Act, as amended, an investment in our common shares by WTO Investors would be reviewable only if it was an investment to acquire control of our company and the value of our assets was equal to or greater than a specified amount (the "Review Threshold"), which is published by the Minister after its determination for any particular year. The Review Threshold is currently CDN$218 million for the year 2002.

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

This summary is based upon the current provisions of the Income Tax Act (Canada) (the "ITA"), the regulations thereunder, the Canada-United States Tax Convention as amended by the Protocols thereto (the "Treaty") as at the date of this annual report statement and the currently publicly announced administrative and assessing policies of the Canada Customs and Revenue Agency (the "CCRA"). This summary does not take into account Canadian provincial income tax consequences. This description is not exhaustive of all possible Canadian federal income tax consequences and does not take into account or anticipate any changes in law, whether by legislative, governmental or judicial action. This summary does, however, take into account all specific proposals to amend the ITA and regulations thereunder, publicly announced by the Government of Canada to the date hereof.

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

Capital Gains

A non-resident holder is not subject to tax under the ITA in respect of a capital gain realized upon the disposition of a share of our company unless:

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

Recent Sales of Unregistered Securities

Quarter Ended August 31, 2002

We did not issue any shares from treasury during the quarter ended August 31, 2002.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Review of Operations / Plan of Operation

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" found under "Item 1. Description of Business".

During the year ended August 31, 2002, our directors and officers examined more than 30 possible business opportunities. These opportunities were in a number of different industry sectors including mineral exploration, oil and gas exploration and exploitation, telecommunications, computer software and hardware, consumer products, and real estate development. After extensive examination of these business opportunities, we decided not to proceed forward with any of these opportunities.

We will continue to seek a new business opportunity or business combination over the 12 month period ending August 31, 2003. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

Operating Results

Year Ended August 31, 2002

We reported a net loss for the year ended August 31, 2002 of $203,679 or $0.11 per share compared to net income of $368,706 or $0.20 per share for the year ended August 31, 2001.

The net income reported in the year ending August 31, 2001 was driven by the gain on sale of marketable securities. The loss in the current year was due to the completion of the sale of marketable securities in the prior year and the write-off of part of our investment in the convertible debenture in the current year. General and administrative expenses decreased to $80,310 during the year compared to $100,820 in the year ended August 31, 2001. The most significant decrease was expenditures on legal fees which were $18,264 in the current year compared to $53,279 in the year ended August 31, 2001. Interest income for the year ended August 31, 2002 decreased to $3,631 compared to $36,054 for the year ended August 31, 2001 as the company is no longer accruing interest on its convertible debenture and has written off the balance of this investment.

There was a net increase in cash during the year ending August 31, 2002 of $62,363 due to the recovery of half of the principal amount of the convertible debenture, totalling $125,000.

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

At our annual and special shareholders meeting on October 31, 2000, we received shareholder approval by way of special resolution to sell all of the 1,200,000 shares in the capital of Healthtrac held by our company. We completed the sale of all of our shares in Healthtrac on January 22, 2001. The aggregate proceeds received from the sale of the Healthtrac shares was $1,394,044. On January 19, 2001, we declared a special dividend on our common shares of CDN$0.50 per share, which was paid to shareholders of record as at the close of business on January 29, 2001, on February 1, 2001.

Liquidity and Capital Resources

As at August 31, 2002

As at August 31, 2002, we had a cash position of $376,632 and net working capital of $370,383. We experienced a net increase in our available cash resources over the year ended August 31, 2002 due to the recovery of $125,000 of an investment in a convertible debenture.

We have sufficient cash resources to fund our normal operating expenses, which total less than $10,000 per month. We plan to use some of our cash resources to pursue and fund new business opportunities over the period through August 31, 2003. Additional professional fees, filing fees, and due diligence costs are anticipated as new business opportunities are investigated and evaluated.

On January 29, 2002, our common shares were approved for trading on the National Association of Securities Dealers Inc.'s OTC Bulletin Board under the symbol "OVNIF" and on June 21, 2002, we voluntarily delisted our common shares from the TSX Venture Exchange (formerly the Canadian Venture Exchange). We will have to comply with applicable corporate and securities regulations when we decide to pursue a business opportunity.

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

We had no remaining available-for-sale securities in the inventory as at August 31, 2001. We had 719,000 common shares of Virtualsellers.com Inc. available for sale in inventory as at August 31, 2000 with a net book value of $122,797 and a fair market value of $1,078,500.

Cash Requirements

Over the twelve month period ending August 31, 2003, we do not anticipate that we will have to raise any additional monies through private placements of our equity securities and/or debt financing. Sufficient working capital was raised through the sale of marketable securities, specifically the sale of the shares of Healthtrac, Inc., to discharge all significant liabilities and to fund ongoing corporate maintenance expenses for the next twelve months. We will use our current cash reserves to fund the identification and evaluation of a suitable business opportunity. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the twelve months ending August 31, 2003.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2003.

Employees

Over the twelve months ending August 31, 2003, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Independent Auditor's Report of Amisano Hanson for the audited financial statements for the years ended August 31, 2002 and 2001 is included herein immediately preceding the audited financial statements.

Audited Financial Statements by Amisano Hanson:

Independent Auditor's Report, dated November 8, 2002.

Balance Sheets at August 31, 2002 and 2001.

Statement of Operations for the years ended August 31, 2002 and 2001 and for the period from September 1, 1999 (date of inception of development stage) to August 31, 2002.

Statements of Stockholders' Equity (Deficiency) for the years ended August 31, 2001 and 2000 and for the period from September 1, 1999 (date of inception of development stage) to August 31, 2001.

Statements of Cash Flows for the years ended August 31, 2001 and 2000 and for the period from September 1, 1999 (date of inception of development stage) to August 31, 2001.

Statement of Income (Loss) from Discontinued Operations for the years ended August 31, 2001 and 2000.

Notes to the Financial Statements.

OCEAN VENTURES INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

August 31, 2002 and 2001

(Stated in US Dollars)

INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Ocean Ventures Inc.

We have audited the accompanying balance sheets of Ocean Ventures Inc. (A Development Stage Company), as of August 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended August 31, 2002 and for the period from commencement of the development stage, September 1, 1999, to August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Ocean Ventures Inc. as of August 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three year period ended August 31, 2002, and for the period from commencement of the development stage, September 1, 1999, to August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Vancouver, Canada	"AMISANO HANSON"
November 8, 2002	Chartered Accountants

OCEAN VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS
August 31, 2002 and 2001
(Stated in US Dollars)

ASSETS	2002	2001
Current
Cash	$376,632	$314,269
Accounts receivable	3,615	21,882
Prepaid expenses	-	323

	380,247	336,474
Investment in convertible debenture - Note 4	-	250,000

	$380,247	$586,474

LIABILITIES
Current
Accounts payable and accrued liabilities - Note 6	$9,864	$12,412

STOCKHOLDERS' EQUITY
Capital stock - Note 5
Authorized:
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Issued:
1,807,562 common shares (2001: 1,807,562 common shares)	1,307,611	1,307,611
Deficit accumulated during the development stage	(937,228)	(733,549)

	370,383	574,062

	$380,247	$586,474

Nature of Operations - Note 1
Commitments - Note 5

APPROVED BY THE DIRECTORS:

/s/ Greg Burnett	/s/ Raymond Mol
____________________________, Director	____________________________, Director

OCEAN VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the years ended August 31, 2002, 2001 and 2000
and September 1, 1999 (Date of Commencement of Development Stage) to August 31, 2002
(Stated in US Dollars)

				September 1,
				1999
				(Date of Com-
				mencement of
				Development
				Stage) to
				August 31,
	2002	2001	2000	2002
General and Administrative Expenses
Accounting and audit fees	$9,135	$11,980	$9,617	$30,732
Bad debts	12,248	-	-	12,248
Business investigations	10,159	-	-	10,159
Consulting fees	10,108	-	-	10,108
Filing fees	971	2,442	4,401	7,814
Foreign exchange loss (gain)	727	12,009	(1,079)	11,657
Legal fees	18,264	53,279	8,851	80,394
Management fees - Note 6	15,278	13,075	61,166	89,519
Office and miscellaneous	1,518	3,370	1,761	6,649
Transfer agent fees	3,902	4,665	3,753	12,320

Loss before other items	(82,310)	(100,820)	(88,470)	(271,600)

Other items
Interest income	3,631	36,054	2,291	41,976
Write-off of investment in convertible debenture - Note 4	(125,000)	-	-	(125,000)
Gain on sale of marketable securities	-	433,472	755,625	1,189,097

	(121,369)	469,526	757,916	1,106,073

Net income (loss) for the period	$(203,679)	$368,706	$669,446	$834,473

Basic and diluted earnings (loss) per share	$(0.11)	$0.20	$0.37

Weighted average number of shares outstanding	1,807,562	1,807,562	1,807,562

OCEAN VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
for the years ended August 31, 2002, 2001 and 2000
(Stated in US Dollars)

			Deficit	(Note 3)
			Accumulated	Accumulated
	Number of		During the	Other
	Common		Development	Comprehensive	Stockholders'
	Shares	Amount	Stage	Income	Equity
Balance, August 31, 1999	14,037,807	1,307,611	(1,167,124)	107,054	247,541

Share consolidation - 1 new for 5 old	(11,230,246)	-	-	-	-

Cancellation of escrow shares	(1,000,000)	-	-	-	-

Other comprehensive income	-	-	-	848,649	848,649

Net income for the year	-	-	669,446	-	669,446

Balance, August 31, 2000	1,807,561	1,307,611	(497,678)	955,703	1,765,636

Dividends paid	-	-	(604,577)	-	(604,577)

Net income for the year	-	-	368,706	(955,703)	(586,997)

Balance, August 31, 2001	1,807,561	1,307,611	(733,549)	-	574,062

Net loss for the year	-	-	(203,679)	-	(203,679)

Balance, August 31, 2002	1,807,561	$1,307,611	$(937,228)	$-	$370,383

OCEAN VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended August 31, 2002, 2001 and 2000
and September 1, 1999 (Date of Commencement of Development Stage) to August 31, 2002
(Stated in US Dollars)

				September 1,
				1999
				(Date of Com-
				mencement of
				Development
				Stage) to
				August 31,
	2002	2001	2000	2002
Operating Activities
Net income (loss) for the period	$(203,679)	$368,706	$669,446	$834,473
Add (deduct) items not affecting cash:
Gain on sale of marketable securities	-	(433,472)	(755,625)	(1,189,097)
Write-off of investment in convertible debenture	125,000	-	-	125,000
Changes in non-cash working capital balances related to operations
Accounts receivable	18,267	(15,714)	(6,168)	(3,615)
Prepaid expenses	323	17	(340)	-
Accounts payable and accrued liabilities	(2,548)	(63,298)	21,931	(56,005)
Due to related parties	-	(35,678)	35,678	-

Cash used in operating activities	(62,637)	(179,439)	(35,078)	(289,244)

Investing Activities
Investment in convertible debenture	-	(250,000)	-	(250,000)
Proceeds from investment in convertible debenture	125,000	-	-	125,000
Proceeds on sale of marketable securities	-	544,178	837,775	1,394,043

Cash provided by investing activities	125,000	294,178	837,775	1,269,043

Financing Activity
Dividends paid	-	(604,577)	-	(604,577)

Cash used in financing activity	-	(604,577)	-	(604,577)

Increase (decrease) in cash during the period	62,363	(489,838)	802,697	375,222

Cash, beginning of the period	314,269	804,107	1,410	1,410

Cash, end of the period	$376,632	$314,269	$804,107	$376,632

Supplemental Disclosures with Respect to Cash Flows - Note 9

OCEAN VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

August 31, 2002 and 2001
(Stated in U.S. Dollars)

Note 1 Nature of Operations

The Company was incorporated on November 22, 1996, under the Business Corporations Act of the Province of Alberta. On January 31, 2000, to the Company changed its name to Ocean Ventures Inc. At August 31, 2002, substantially all of the Company's assets and operations are located and conducted in Canada.

The Company is currently reviewing new business ventures. The Company's shares are listed on the over-the-counter Bulletin Board in the United States of America.

Note 2 Summary of Significant Accounting Policies

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involved the use of estimates, which have been made using careful judgement. Actual results may differ from these estimates.

The financial statements, in management's opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. For the purpose of providing cumulative amounts for the statements of operations and cash flows, these amounts consider only the income for the period from September 1, 1999 to August 31, 2002, the period in which the Company has undertaken a new development stage activity.

Marketable Securities

The Company classifies its marketable securities as "available for sale" and carries them in the financial statements at fair value. Realized gains and losses are reported in earnings of the period while unrealized holding gains and losses are excluded from income and reported as a component of stockholders' equity.

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
August 31, 2002 and 2001 - Page 2
(Stated in U.S. Dollars)

Note 2 Summary of Significant Accounting Policies - (cont'd)

Basic and Diluted Earnings (Loss) Per Share

The Company reports basic earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings or loss per share is computed using the weighted average number of shares outstanding during the year.

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, consisting of cash, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". Comprehensive income is comprised of net earnings (loss) adjusted for unrealized gain on available-for-sale marketable securities (Note 3).

Stock Based Compensation

The Company has elected to account for stock-based compensation following APBO No. 25, "Accounting for Stock Issued to Employees" and to provide the disclosures required under SFAS No. 123, "Accounting for Stock Based Compensation".

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3 Marketable Securities

The marketable securities consisted of common shares of Virtualsellers.com, Inc and had been classified as available-for-sale. The unrealized gain has been shown in the stockholders' equity as "other comprehensive income". The cost and fair market value was as follows:

	Number		Fair	Unrealized
Year ended	of Shares	Cost	Value	Gain
August 31, 2000	719,000	$122,797	$1,078,500	$955,703

August 31, 2001	-	$-	$-	$-

August 31, 2002	-	$-	$-	$ -

Ocean Ventures Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2002 and 2001 - Page 3
(Stated in U.S. Dollars)

Note 3 Marketable Securities - (cont'd)

Reconciliation of unrealized gain on available-for-sale securities is as follows:

	Years ended August 31,
	2002	2001	2000
Beginning balance	$-	$955,703	$107,054
Unrealized holding gain (loss) arising during the year	-	(522,231)	1,604,274
Less: reclassification adjustment for gains realized in net income	-	(433,472)	(755,625)

Net unrealized gain	$-	$-	$955,703

There is no provision for income tax expense due to the utilization of available income tax loss carry-forwards (Note 7).

Note 4 Investment in Convertible Debenture

On December 5, 2000, the Company invested $250,000 in Sourcexport Inc. ("Sourcexport"), a private Canadian corporation, by purchasing a $250,000 convertible debenture. This debenture matures on December 6, 2002, bears interest at prime plus 2.5% compounded annually and is payable quarterly in cash. The debenture is convertible at the option of the Company to 10% of the issued and outstanding common shares of Sourcexport, subject to dilution in certain circumstances.

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

On October 10, 2001, the Company received $129,423 from the funds which were held in trust. On May 31, 2002, management of the Company determined that the $125,000 advanced directly to Sourcexport was uncollectible. Consequently, $125,000 was written off during the year ended August 31, 2002.

Ocean Ventures Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2002 and 2001 - Page 4
(Stated in U.S. Dollars)

Note 5 Capital Stock

Commitments:

Stock Based Compensation

Presented below is a summary of the stock option activity for the years shown:

	Number of	Weighted Average
	Stock Options	Exercise Price
Balance, August 31, 1999	1,114,290	$0.17
Cancelled	(1,114,290)	$0.17

Balance, August 31, 2002, 2001 and 2000	-	-

Note 6 Related Party Transactions

The Company incurred the following expenses charged by companies with common directors:

				September 1, 1999
				(Date of Com-
				mencement
				of Development
				Stage) to
				August 31,
	2002	2001	2000	2002
Management Fees	$15,278	$13,075	$61,166	$89,519

The charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties and are on terms and conditions similar to non-related entities.

Accounts payable as at August 31, 2002 includes $1,383 (2001:  $1,386) due to directors of the Company or companies with common directors.

Note 7 Deferred Tax Assets

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

Ocean Ventures Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2002 and 2001 - Page 5
(Stated in U.S. Dollars)

Note 7 Deferred Tax Assets - (cont'd)

The following table summarizes the significant components of the Company's deferred tax assets:

Total
Deferred Tax Assets
Non-capital losses carried forward	$93,572
Capital losses carried forward	27,838

Balance, August 31, 2002	121,410
Valuation allowance	(121,410)

$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards, which is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 8 Income Taxes

No provision for income taxes has been provided in these financial statements due to the utilization of loss-carryforwards. At August 31, 2002, the Company has net operating losses, which expire commencing in 2004 totalling approximately $207,937 and capital loss carryforwards totalling approximately $123,725 which carryforward indefinitely. The tax benefit of these losses, if any, has not been recorded in the financial statements.

Note 9 Supplemental Disclosures with Respect to Cash Flows

Investing and Financing Activities

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The following transactions have been excluded for the years ended August 31:

	August 31,
	2002	2001	2000
Accounts payable	$-	$12,090	$-
Marketable securities transferred on settlement of accounts payable	-	(12,090)	-

	$-	$-	$-

Other Supplemental Disclosures
Cash paid during the year for interest	$-	$-	$-

Cash paid during the year for income taxes	$-	$-	$-

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

As at the date of this annual report, our officers and directors, their ages, positions held and duration of positions held are as follows:

Name	Age	Position with the Company	Date Position First Held
Raymond Mol	54	President and Director	October 31, 2000 (President) September 21, 1999 (Director)
Grayson Hand	65	Director	October 10, 2002
Gregory Burnett	40	Director and Secretary	November 30, 1996 (Director) January 25, 2002 (Secretary)
Dennis Sinclair	59	Director	September 20, 1999
Jerry McKenzie	48	Director	October 31, 2000

Raymond Mol

Mr. Mol has over 20 years' experience in the teleconstruction industry. Mr. Mol was a promoter for CallDirect Capital Corp. between January and October, 1996, and was the Chief Financial Officer and founding partner of Lifestart Multimedia from April 1993 to October 1995. Mr. Mol is a director of Healthtrac, Inc., a public company whose common shares are registered under the Securities Exchange Act of 1934. Mr. Mol previously acted as the Chief Operating Officer of Healthtrac, Inc., a position he held until June 20, 1998.

Gregory Burnett

Mr. Burnett obtained a Master of Business Administration Degree in 1986 and a Bachelor of Applied Science in Civil Engineering in 1984. Since 1986, he has provided consulting services to businesses through his consulting firm, Carob Management Ltd., which specializes in providing due diligence services, developing business plans and structuring/managing venture capital projects. Mr. Burnett has served as the President and a director of Carob Management Ltd. since 1989. He has served as a director and officer of several companies publicly traded in Canada and the United States.

Dr. Dennis Sinclair

Dr. Sinclair is a director of Healthtrac, Inc., a public company whose common shares are registered under the Securities Exchange Act of 1934. Previously Mr. Sinclair was the President and CEO of Healthtrac, Inc. and Chairman and Managing Director of Healthtrac, Inc. from May 10, 2002 to October 1, 2002. He obtained his Ph.D., Economics and Sociology, M.A., Sociology and B.A., Psychology from the University of Michigan and has been an adjunct professor at various universities, including the University of Michigan, University of Southern California, University of Redlands, Pepperdine University and a professor at UCLA Graduate School of Management. He has developed extensive experience in consulting to corporate clients by providing general management and corporate consulting services to many companies through his own consulting company. Dr. Sinclair has developed extensive experience in all aspects of operating, directing and managing both private and public companies through his positions as Senior Analyst and Investment Banker with H.J. Meyers Inc. (August 1995 to December 1996), an Investment Advisor with Securities America (August 1994 to August 1995), a Director of New Business Development with Validyne Engineering Corporation (August 1992 to August 1994) and his various other corporate positions prior to 1992.

Jerry McKenzie

Mr. McKenzie is the co-founder and President of Digitel Systems Inc., a privately held interconnection company established in 1984, which sells, installs and services business telephone systems and related equipment in the British Columbia marketplace. He has been a member of the Vancouver Executive Association since 1990.

Grayson Hand

Mr. Hand has over 25 years of senior management and executive business experience. He has acted as a director of Global Technologies Inc., Medical Polymers Technologies Inc., Tanisys Technology Inc. and Leigh Resources Ltd., each of which is a Canadian publicly traded company.

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
SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards(1)	Pay- outs
Name and Principal Position	Fiscal Year Ended	Salary)3)	Bonus(3)	Other Annual Compen- sation(2)(3)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs	All Other Compen- sation
Raymond Mol(4) President	2002 2001 2000	Nil Nil Nil	Nil Nil $30,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$12,000(7) $10,000(7) Nil
Richard Haderer(5) (former Secretary/Managing Director)	2002 2001 2000	Nil Nil Nil	Nil Nil $30,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Gregory Burnett(6) Secretary	2002 2001 2000	Nil Nil Nil	Nil Nil $30,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$12,000(7) $10,000(7) N/A

(1) Other than indicated below or otherwise in this annual report, we have not granted any restricted shares or restricted share units, stock appreciation rights or long term incentive plan payouts to the named officers and directors during the fiscal years indicated.

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

(5) We had no serving Chief Executive Officer during the year ended August 31, 2002; however, Richard Haderer acted as our Managing Director during the year ended August 31, 2002. Mr. Haderer was our company's Secretary until January 25, 2002. Mr. Haderer resigned as a director of our company on September 11, 2002.

(6) Greg Burnett was appointed the Secretary of our company on January 25, 2002.

(7) We pay each of Gregory Burnett and Raymond Mol CDN$1,000 per month for consulting services which include general corporate maintenance and business consulting services.

Employment/Consulting Agreements

Except for those listed below, we do not have management agreements or employment contracts with any of our directors or executive officers. We pay each of Gregory Burnett and Raymond Mol CDN$1,000 per month for consulting services which include general corporate maintenance and business consulting services. They provide these services pursuant to oral contracts with our company.

Stock Options/SAR Grants, Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

There were no grants of stock options or stock appreciation rights made during the fiscal year ended August 31, 2002 to our executive officers and directors. There were no stock options outstanding as at August 31, 2002.

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

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings and other than indicated below, we did not pay director's fees or other cash compensation for services rendered as a director in the year ended August 31, 2002.

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

Employment Contracts

We currently do not have any employment agreements with any of our directors, officers or any other persons. We do pay each of Gregory Burnett and Raymond Mol CDN$1,000 per month for consulting services which include general corporate maintenance and business consulting services. They provide these services pursuant to oral contracts with our company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as at November 15, 2002, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Gregory Burnett 604, 750 West Pender Street Vancouver, BC, V6C 2T7	12,200 common shares	0.7%
Raymond Mol 9035 - 162A Street Surrey, BC, V4N 3L6	133,334 common shares(2)	7.4%
Jerry McKenzie 110, 10851 Shellbridge Way Richmond, BC, V6X 2W8	25,000 common shares(3)	1.4%
Dennis Sinclair Suite 903 - 94 North Harbour Drive Chicago, Illinois, 60601	Nil	Nil
Grayson Hand PH1 - 1859 Spyglass Place Vancouver, BC V5Z 4K6	Nil	Nil
CDS & Co. 25 The Esplanade P.O. Box 1038, Station A Toronto, ON M5W 1G5	1,486,252 common shares	82.2%
Directors and Executive Officers as a Group	170,534 common shares	9.4%

(1) Based on 1,807,562 shares of common stock issued and outstanding as of November 12, 2002. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any compensation plans pursuant to which we are authorized to issue securities.

Item 12. Certain Relationships and Related Transactions.

Over the year ended August 31, 2002, our company incurred consulting and management fee expenses in the amount of CDN$24,000. The consulting and management fee expenses were charged by Gregory Burnett and Raymond Mol, directors of our company. Pursuant to oral agreements with our company, each of Gregory Burnett and Raymond Mol receive CDN$1,000 per month for the services they provide to our company.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Reports of Form 8-K

We did not file any reports on Form 8-K during the quarter ended August 31, 2002.

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

**Exhibits 10.1 through 10.3 are incorporated by reference from our Form 10-SB Registration Statement (as amended), originally filed on May 11, 2001

10.1 Convertible Debenture between the Company and Sourcexport, Inc., dated December 5, 2000

10.2 Convertible Debenture Subscription Agreement between the Company and Sourcexport, Inc., dated December 1, 2000

10.3 Escrow Agreement between the Company, Sourcexport, Inc. and Clark, Wilson, dated December 1, 2000

Item 14. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this annual report, our company carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Secretary. Based upon that evaluation, our company's President and Secretary concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date our company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN VENTURES INC.

By: /s/ Raymond Mol
Raymond Mol, President and Director (Principal Executive Officer)
Date: November 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Raymond Mol
Raymond Mol, President and Director
Date: November 29, 2002

By: /s/ Jerry McKenzie
Jerry McKenzie, Director
Date: November 29, 2002

By: /s/ Grayson Hand
Grayson Hand, Director
Date: November 29, 2002

By: /s/ Gregory Burnett
Gregory Burnett, Secretary and Director (Principal Financial and Accounting Officer)
Date: November 29, 2002

CERTIFICATIONS

I, Raymond Mol, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ocean Ventures Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to date a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 29, 2002

/s/ Raymond Mol
Signature: Raymond Mol

Title: President and Director
(Principal Executive Officer)

CERTIFICATIONS

I, Gregory Burnett, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ocean Ventures Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to date a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 29, 2002

/s/ Gregory Burnett
Signature: Gregory Burnett

Title: Secretary and Director
(Principal Financial and Accounting Officer)