Form 10QSB
period 2002-11-30
OCEAN VENTURES INC
filed 2003-01-14
CIK 1137764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

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

1,807,562 common shares outstanding as at January 3, 2003

Transitional Small Business Disclosure Format (Check one):      Yes [X]     No [ ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements as of November 30, 2002 and for the three month periods ended November 30, 2002 and 2001 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DISCLOSURE

To: The Shareholders of Ocean Ventures Inc.

It is the opinion of management that the interim financial statements for the quarter ended November 30, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: January 14, 2003

Per: /s/ Raymond Mol
Director of Ocean Ventures Inc.

OCEAN VENTURES INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

November 30, 2002

(Stated in US Dollars)

(Unaudited - See Note 1)

OCEAN VENTURES INC.

(A Development Stage Company)
INTERIM BALANCE SHEET
November 30, 2002
(Stated in US Dollars)
(Unaudited - See Note 1)

	(Unaudited)	(Audited)
	November 30,	August 31,
ASSETS	2002	2002
Current
Cash	$373,119	$376,632
Accounts receivable	4,532	3,615
	_________________	___________________
	$ 377,651	$380,247
	_________________	___________________
LIABILITIES
Current
Accounts payable and accrued liabilities - Note 3	$ 19,505	$9,864
	__________________	__________________
STOCKHOLDERS' EQUITY
Capital stock
Authorized:
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Issued: 1,807,562 common shares	1,307,611	1,307,611
Deficit	(949,465)	(937,228)
	__________________	___________________
	358,146	370,383
	___________________	___________________
	$377,651	$380,247
	__________________	___________________

OCEAN VENTURES INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
for the three months ended November 30, 2002 and 2001
and for the period September 1, 1999 (Date of Inception of Development Stage)
to November 30, 2002
(Stated in US Dollars)
(Unaudited - See Note 1)

			September 1,
			1999 (Date of
			Inception of
			Development
	Three months ended		Stage) to
	November 30,		November 30,
	2002	2001	2002
General and Administrative Expenses
Accounting and audit fees	$590	$1,775	$31,322
Bad debts	-	12,198	12,248
Business investigations	6,102	758	16,261
Consulting fees	-	-	10,108
Filing fees	738	238	8,552
Legal fees	729	6,833	81,123
Management fees - Note 3	3,829	3,804	93,348
Office and miscellaneous	116	92	6,765
Transfer agent fees	847	418	13,167
	________________	_________________	________________
Loss before other items	(12,951)	(26,116)	(272,894)
	________________	_________________	________________
Other items
Interest income	800	1,431	42,776
Gain on sale of marketable securities	-	-	1,189,097
Foreign exchange loss	(86)	(1,235)	(11,743)
Loss on write-off of convertible debenture	-	(125,000)	(125,000)
	________________	_________________	________________
	714	(124,804)	1,095,130
	________________	_________________	________________
Net income (loss) for the period	$(12,237)	$(150,920)	$822,236
	________________	_________________	________________
Basic and diluted loss per share	$(0.01)	$(0.08)
	________________	_________________
Weighted average number of common shares outstanding	1,807,562	1,807,562
	________________	_________________

OCEAN VENTURES INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
for the three months ended November 30, 2002 and 2001
and for the period September 1, 1999 (Date of Inception of Development Stage)
to November 30, 2002
(Stated in US Dollars)
(Unaudited - See Note 1)

			September 1,
			1999 (Date of
			Inception of
			Development
	Three months ended,		Stage) to
	November 30,		November, 30
	2002	2001	2002
Operating Activities
Net income (loss) for the period	$(12,237)	$(150,920)	$822,236
Items not affecting cash
Loss on write-off of convertible debenture	-	125,000	125,000
Gain on sale of marketable securities	-	-	(1,189,097)
Changes in non-cash working capital balances related to operations
Accounts receivable	(917)	15,557	(4,532)
Prepaid expenses	-	244	-
Accounts payable and accrued liabilities	9,641	3,159	(46,364)
	_________________	________________	_________________
	(3,513)	(6,960)	(292,757)
	_________________	________________	_________________
Investing Activities
Investment in convertible debenture	-	-	(250,000)
Proceeds from investment in convertible debenture	-	125,000	125,000
Proceeds on sale of marketable securities	-	-	1,394,043
	_________________	________________	_________________
	-	125,000	1,269,043
	_________________	________________	_________________
Financing Activity
Dividends paid	-	-	(604,577)
	_________________	________________	_________________

Increase (decrease) in cash during the period	(3,513)	118,040	371,709

Cash, beginning of the period	376,632	314,269	1,410
	_________________	_________________	_________________
Cash, end of the period	$373,119	$432,309	$373,119
	_________________	_________________	_________________

Supplemental Disclosures with Respect to Cash Flows - Note 2

OCEAN VENTURES INC.

(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
for the period from September 1, 1999 (Date of Inception of Development Stage)
to November 30, 2002
(Stated in US Dollars)
(Unaudited - See Note 1)

				Accumulated
	Number of			Other
	Common		Deficit	Comprehensive	Stockholders'
	Shares	Amount	Accumulated	Income	Equity
Balance, August 31, 1999	14,037,807	$1,307,611	$(1,167,124)	$107,054	$247,541
Share consolidation 1 new for 5 old	(11,230,245)	-	-	-	-
Cancellation of escrow shares	(1,000,000)	-	-	-	-
Other comprehensive income	-	-	-	848,649	848,649
Net income for the year	-	-	669,446	-	669,446
	_________________	_______________	_________________	_________________	________________
Balance, August 31, 2000	1,807,562	1,307,611	(497,678)	955,703	1,765,636
Dividends paid	-	-	(604,577)	-	(604,577)
Net loss for the year	-	-	368,706	(955,703)	(586,997)
	_________________	________________	_________________	_________________	________________
Balance, August 31, 2001	1,807,562	1,307,611	(733,549)	-	574,062
Net loss for the year	-	-	(203,679)	-	(203,679)
	_________________	________________	_________________	_________________	________________
Balance, August 31, 2002	1,807,562	1,307,611	(937,228)	-	370,383
Net loss for the period	-	-	(12,237)	-	(12,237)
	_________________	________________	_________________	_________________	________________
Balance, November 30, 2002	1,807,562	$1,307,611	$(949,465)	$-	$358,146
	_________________	_________________	_________________	_________________	________________

OCEAN VENTURES INC.

(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2002
(Stated in US Dollars)
(Unaudited - See Note 1)

Note 1 Interim Reporting

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Company's Form 10-KSB, which contains audited financial statements for the Company for the fiscal year ended August 31, 2002, as filed with the United States Securities and Exchange Commission.

The results of operations and cash flows for the period ended November 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

Note 2 Supplemental Disclosures with Respect to Cash Flows

Investing and Financing Activities

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. The following transactions were excluded for the periods indicated below:

September 1
1999 (Date of
Inception of
Development
	Three months ended		Stage) to
	November 30,		November 30
	2002	2001	2002
Accounts payable	$-	$-	$12,090
Marketable securities transferred on Settlement of accounts payable	-	-	(12,090)
	_______________	_______________	_______________
	$-	$-	$-
	_______________	_______________	_______________
Other Supplemental Disclosures
Cash paid for interest	$-	$-	$-
	_______________	_______________	_______________
Cash paid for income taxes	$-	$-	$-
	_______________	_______________	_______________

Note 3 Related Party Transactions

The Company was charged the following by companies with common directors for the periods indicated below:

			September 1
			1999 (Date of
			Inception of
			Development
	Three months ended		Stage) to
	November 30,		November 30
	2002	2001	2002
Management fees	$3,829	$3,804	$93,348
	________________	_______________	_______________

The charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Accounts payable as at November 30, 2002 includes $5,380 (August 31, 2002:  $1,383) due to companies with common directors.

Note 4 Differences Between Canadian and United States Accounting Principles

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which differ in certain respects with those principles and practices that the Company would have followed had its financial statements been prepared in accordance with accounting principles and practices generally accepted in Canada.

The Company's accounting principles generally accepted in the United States differ from accounting principles generally accepted in Canada as follows:

a) Comprehensive Income

Under US GAAP, the statement of operations is separated into net income and other comprehensive income, when applicable.

Under Canadian GAAP, comprehensive income is not separately disclosed as such.

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

From our incorporation until May, 1999, we were a direct reseller of telecommunication products. Pursuant to the terms of an Asset Purchase Agreement (the "Asset Purchase Agreement") between CallDirect Enterprises Inc., formerly our wholly-owned subsidiary, and Healthtrac, Inc., CallDirect sold its direct marketing assets to Heatlthrac, Inc. in exchange for 1,200,000 shares in the capital of Healthtrac, Inc. On September 8, 1999, we sold all of the issued and outstanding stock of CallDirect, and certain intercompany advances owed by CallDirect, to one of our former directors and officers for nominal consideration. As we do not presently have an operating business that we can pursue, we are seeking to either identify a suitable business opportunity or to enter into a suitable business combination. Our management does not believe that we will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity or entering into a suitable business combination. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended November 30, 2002 and 2001 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on December 2, 2002, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

Results of Operations

Three month period ended November 30, 2002

We have reported a net loss for the three months ended November 30, 2002 of $12,237 or $0.01 per share, compared to net loss of $150,902 or $0.08 per share for the three months ended November 30, 2001.

During the quarter, we realized interest income of $800 on our outstanding cash balances. We have no other sources of income as we currently do not have an active business. We are looking to either acquire a business opportunity or to enter into a business combination with the view to once again engaging in an active business.

Our general and administrative expenses in the three months ended November 30, 2002 totalled $12,951, compared to $26,116 in total general and administrative expenses for the three months ended November 30, 2001. A significant part of our ongoing expenses is represented by business investigations with respect to our ongoing search of a proper business opportunity or business combination. Business investigations amounted to $6,102 for the period compared to $758 during the same period in 2001. We have sought and continue to seek business opportunities of merit. Accordingly, we anticipate that we will in the foreseeable future incur increased expenses related to the ongoing reorganization of our affairs, including due diligence and legal costs associated with our possible acquisition of a business opportunity or business combination.

There was a net decrease in cash during the three month period ended November 30, 2002 of $3,513 compared to an increase in cash of $118,040 for the three months ended November 30, 2001. We continued to use our cash on hand to fund our ongoing expenses.

Liquidity and Capital Resources

As at November 30, 2002

As at November 30, 2002, we had a cash position of $373,119 and net working capital of $358,146. In early 2001, we loaned $250,000 by way of a convertible debenture to Sourcexport Inc., a private Canadian corporation, of which $125,000 was held in trust pursuant to an Escrow Agreement which provided that the funds would not be advanced until Sourcexport Inc. had achieved two consecutive fiscal quarters of profitability.

Sourcexport failed to make interest payments under the debenture when due on March 31, 2001 and June 30, 2001. On August 28, 2001, we filed a Notice of Default under the convertible debenture, and we are currently investigating alternatives for the recovery of our principal investment of CDN$250,000, plus accrued interest. As at the date of this quarterly report, we have recovered a total of CDN$129,423.87, which funds represent the escrowed balance of the principal amount advanced to Sourcexport, and interest thereon. Settlement negotiations between our company and Sourcexport with respect to the amounts remaining unpaid under the debenture were unsuccessful and the balance of $125,000 was written off for accounting purposes as at August 31, 2002.

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

On June 21, 2002, we voluntarily delisted our common shares from the TSX Venture Exchange (formerly the Canadian Venture Exchange).

We experienced a net decrease in our available cash resources over the three months ended November 30, 2002 due to our continuing need to meet ongoing general and administrative expenses.

Cash Requirements

Over the twelve month period ending November 30, 2003, we do not anticipate that we will have to raise any additional monies through the sale of our equity securities and/or debt financing. Sufficient working capital was raised through the sale of marketable securities during the quarter ended May 31, 2001, specifically the sale of certain shares that we owned in Healthtrac, Inc., that will enable us to discharge all significant liabilities and to fund ongoing corporate maintenance expenses for the next twelve months. We will use our current cash reserves to fund the identification and evaluation of a suitable business opportunity.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the twelve months ending November 30, 2003.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2003.

Employees

Over the twelve months ending November 30, 2003, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase in the number of employees may significantly increase our monthly burn rate; the actual monthly burn rate will depend on the number of employees we ultimately retain.

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

Need for Additional Financing

We do not anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will have sufficient capital to fund our ongoing operations for the twelve months ending November 30, 2003 or until we complete a business combination or acquire a business opportunity. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

Ability to Generate Revenues is Uncertain

For the year ended August 31, 1999, we incurred net income from discontinued operations of $194,784. We sold this business effective May 15, 1999 and we will no longer receive any revenues from this business. We have not generated any revenues since May 1999 and do not anticipate generating any additional revenues until we acquire a business opportunity or complete a business combination. We have an accumulated deficit of $949,465 as at November 30, 2002. At this time, our ability to generate any further revenues is uncertain.

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

"Penny Stock" Rules May Restrict the Market for Our Shares

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Ocean's securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Possible Volatility of Share Prices

Our common shares are currently listed for public trading on the OTC Bulletin Board under the symbol "OVNIF", and have been so listed since January 29, 2002; however, as at the date of this quarterly report, trading in our common shares has been limited and sporadic. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out in evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer. Based upon that evaluation, the Company's President and Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

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

OCEAN VENTURES INC.

By: /s/ Raymond Mol
Raymond Mol, President and Director
January 14, 2003

By: /s/ Greg Burnett
Greg Burnett, Secretary and Director
January 14, 2003

By: /s/ Dennis Sinclair
Dennis Sinclair, Director
January 14, 2003

By: /s/ Jerry McKenzie
Jerry McKenzie, Director
January 14, 2003

By: /s/ Grayson Hand
Grayson Hand, Director
January 14, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Raymond Mol, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ocean Ventures Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

By: /s/ Raymond Mol
Signature: Raymond Mol
(Principal Executive Officer)

CERTIFICATION PURSUANT TO

18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory Burnett, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ocean Ventures Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

By: /s/ Gregory Burnett
Signature: Gregory Burnett
(Principal Financial and Accounting Officer)