Form 10QSB
period 2003-04-15
OCEAN VENTURES INC
filed 2003-04-16
CIK 1137764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period

Commission file number 0-32715
OCEAN VENTURES INC. (Exact name of small business issuer as specified in its charter)
Alberta, Canada (State or other jurisdiction of incorporation or organization)	98-0343194 (I.R.S. Employer Identification No.)
#110 - 10851 Shellbridge Way Richmond, BC, Canada V6X 2W8 (Address of principal executive offices)
(604) 231-0135
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

1,807,562 common shares outstanding as at April 14, 2003

Transitional Small Business Disclosure Format (Check one):      Yes [X]     No [ ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements as of February 28, 2003 and for the three month periods ended February 28, 2003 and 2002 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DISCLOSURE

To: The Shareholders of Ocean Ventures Inc.

It is the opinion of management that the interim financial statements for the quarter ended February 28, 2003 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: April 15, 2003
Per: /s/ Raymond Mol
Raymond Mol
Director of Ocean Ventures Inc.

OCEAN VENTURES INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

February 28, 2003

(Stated in US Dollars)

(Unaudited - See Note 1)

OCEAN VENTURES INC.

(A Development Stage Company)
INTERIM BALANCE SHEET
February 28, 2003
(Stated in US Dollars)
(Unaudited - See Note 1)

	(Unaudited) February 28, 2003	(Audited) August 31, 2002

ASSETS
Current
Cash	$347,001	$376,632
Accounts receivable	1,911	3,615

	$348,912	$380,247

LIABILITIES
Current
Accounts payable - Note 3	$10,857	$9,864

STOCKHOLDERS' EQUITY

Capital stock
Authorized:
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Issued: 1,807,562 common shares	1,307,611	1,307,611
Deficit	(969,556)	(937,228)

	338,055	370,383

	$348,912	$380,247

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
for the three and six month periods ended February 28, 2003 and 2002 and for the period September 1, 1999 (Date of Inception of Development Stage) to February 28, 2003
(Stated in US Dollars)
(Unaudited - See Note 1)

					September 1, 1999 (Date of Incep- tion of Develop- ment Stage) to February 28, 2003
	Three months ended February 28,		Six months ended February 28,
	2003	2002	2003	2002
General and Administrative Expenses
Accounting and audit fees	$1,150	$1,662	$1,740	$3,437	$32,472
Bad debts	-	-	-	12,198	12,248
Business investigations	7,279	2,065	13,381	2,823	23,540
Consulting fees	-	4,987	-	4,987	10,108
Filing fees	317	77	1,055	315	8,869
Legal fees	7,149	5,447	7,878	12,280	88,272
Management fees - Note 3	3,978	3,764	7,807	7,568	97,326
Office and miscellaneous	90	1,049	206	1,141	6,855
Transfer agent fees	1,135	1,714	1,982	2,132	14,302

Loss before other items	(21,098)	(20,765)	(34,049)	(46,881)	(293,992)

Other items
Interest income	479	748	1,279	2,179	43,255
Foreign exchange (loss)	528	(1,112)	442	(2,347)	(11,215)
Gain on sale of marketable securities	-	-	-	-	1,189,097
Loss on write-off of convertible debenture	-	-	-	(125,000)	(125,000)

	1,007	(364)	1,721	(125,168)	1,096,137

Net income (loss) for the period	$(20,091)	$(21,129)	$(32,328)	$(172,049)	$802,145

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.10)

Weighted average number of common shares outstanding	1,807,562	1,807,562	1,807,562	1,807,562

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
for the three and six month periods ended February 28, 2003 and 2002 and for the period September 1, 1999 (Date of Inception of Development Stage) to February 28, 2003
(Stated in US Dollars)
(Unaudited - See Note 1)

					September 1, 1999 (Date of Incep- tion of Develop- ment Stage) to February 28, 2003
	Three months ended February 28,		Six months ended February 28,
	2003	2002	2003	2002
Operating Activities
Net income (loss) for the period	$(20,091)	$(21,129)	$(32,328)	$(172,049)	$802,145
Items not affecting cash
Loss on write-off of convertible debenture	-	-	-	125,000	125,000
Gain on sale of marketable securities	-	-	-	-	(1,189,097)
Changes in non-cash working capital balances related to operations
Accounts receivable	2,621	4,482	1,704	20,039	(1,911)
Prepaid expenses	-	(1,201)	-	(957)	-
Accounts payable	(8,648)	(4,230)	993	(1,071)	(55,012)

	(26,118)	(22,078)	(29,631)	(29,038)	(318,875)

Investing Activities
Investment in convertible debenture	-	-	-	125,000	(250,000)
Proceeds from investment in convertible debenture	-	-	-	-	125,000
Proceeds on sale of marketable securities	-	-	-	-	1,394,043

	-	-	-	125,000	1,269,043

Financing Activity
Dividends paid	-	-	-	-	(604,577)

Increase (decrease) in cash during the period	(26,118)	(22,078)	(29,631)	95,962	345,591

Cash, beginning of the period	373,119	432,309	376,632	314,269	1,410

Cash, end of the period	$347,001	$410,231	$347,001	$410,231	$347,001

Supplemental Disclosures with Respect to Cash Flows - Note 2

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.

(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
for the period from September 1, 1999 (Date of Inception of Development Stage)
to February 28, 2003
(Stated in US Dollars)
(Unaudited - See Note 1)

	Number of Common Shares	Amount	Deficit Accumulated	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance, August 31, 1999	14,037,807	$1,307,611	$(1,167,124)	$107,054	$247,541
Share consolidation 1 new for 5 old	(11,230,245)	-	-	-	-
Cancellation of escrow shares	(1,000,000)	-	-	-	-
Other comprehensive income	-	-	-	848,649	848,649
Net income for the year	-	-	669,446	-	669,446

Balance, August 31, 2000	1,807,562	1,307,611	(497,678)	955,703	1,765,636
Dividends paid	-	-	(604,577)	-	(604,577)
Net loss for the year	-	-	368,706	(955,703)	(586,997)

Balance, August 31, 2001	1,807,562	1,307,611	(733,549)	-	574,062
Net loss for the year	-	-	(203,679)	-	(203,679)

Balance, August 31, 2002	1,807,562	1,307,611	(937,228)	-	370,383
Net loss for the period	-	-	(32,328)	-	(32,328)

Balance, February 28, 2003	1,807,562	$1,307,611	$(969,556)	$-	$338,055

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.

(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
February 28, 2003
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

The results of operations and cash flows for the period ended February 28, 2003 are not necessarily indicative of the results that may be expected for the full year.

Note 2 Supplemental Disclosures with Respect to Cash Flows

Investing and Financing Activities

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. The following transactions were excluded for the periods indicated below:

			September 1, 1999 (Date of Incep- tion of Develop- ment Stage) to February 28, 2003

	Three and six months ended
	February 28,
	2003	2002
Accounts payable	$-	$-	$12,090
Marketable securities transferred on settlement of accounts payable	-	-	(12,090)

	$-	$-	$-

Other Supplemental Disclosures
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

Ocean Ventures Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
February 28, 2003
(Stated in US Dollars)
(Unaudited - See Note 1) - Page 2

 Note 3 Related Party Transactions

The Company was charged the following by companies with common directors for the periods indicated below:

			September 1, 1999
			(Date of Incep-
			tion of Develop-
	Six months ended		ment Stage) to
	February 28,		February 28,
	2003	2002	2003
Management fees	$7,807	$7,568	$97,326

The charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Accounts payable as at February 28, 2003 includes $1,348 (August 31, 2002:  $1,383) due to companies with common directors.

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

SEE ACCOMPANYING NOTES

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

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended February 28, 2003 and 2002 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on December 2, 2002, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

Results of Operations

Three month period ended February 28, 2003 and 2002

We have reported a net loss for the three months ended February 28, 2003 of $20,091 or $0.01 per share, compared to net loss of $21,129 or $0.01 per share for the three months ended February 28, 2002.

During the quarter, we realized interest income of $479 on our outstanding cash balances. We have no other sources of income as we currently do not have an active business. We are looking to either acquire a business opportunity or to enter into a business combination with the view to once again engaging in an active business.

Our general and administrative expenses in the three months ended February 28, 2003 totalled $21,098, compared to $20,765 in total general and administrative expenses for the three months ended February 28, 2002. A significant part of our ongoing expenses is represented by business investigations with respect to our ongoing search of a proper business opportunity or business combination. Business investigations amounted to $7,279 for the period compared to $2,065 during the same period in 2002. We have sought and continue to seek business opportunities of merit. Accordingly, we anticipate that we will in the foreseeable future incur increased expenses related to the ongoing reorganization of our affairs, including due diligence and legal costs associated with our possible acquisition of a business opportunity or business combination.

There was a net decrease in cash during the three month period ended February 28, 2003 of $26,118 compared to an decrease in cash of $22,078 for the three months ended February 28, 2002. We continued to use our cash on hand to fund our ongoing expenses.

Liquidity and Capital Resources

As at February 28, 2003

As at February 28, 2003, we had a cash position of $347,001 and net working capital of $338,055. In early 2001, we loaned $250,000 by way of a convertible debenture to Sourcexport Inc., a private Canadian corporation, of which $125,000 was held in trust pursuant to an Escrow Agreement which provided that the funds would not be advanced until Sourcexport Inc. had achieved two consecutive fiscal quarters of profitability.

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

We experienced a net decrease in our available cash resources over the three months ended February 28, 2003 due to our continuing need to meet ongoing general and administrative expenses.

Plan of Operation - Cash Requirements

Over the twelve month period ending February 28, 2004, we do not anticipate that we will have to raise any additional monies through the sale of our equity securities and/or debt financing. Sufficient working capital was raised through the sale of marketable securities during the quarter ended May 31, 2001, specifically the sale of certain shares that we owned in Healthtrac, Inc., that will enable us to discharge all significant liabilities and to fund ongoing corporate maintenance expenses for the next twelve months. We will use our current cash reserves to fund the identification and evaluation of a suitable business opportunity. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the twelve months ending February 28, 2004.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2004.

Employees

Over the twelve months ending February 28, 2004, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase in the number of employees may significantly increase our monthly burn rate; the actual monthly burn rate will depend on the number of employees we ultimately retain.

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

RISK FACTORS

As there is a large number of established and well-financed entities actively seeking suitable business opportunities or business combinations, we are at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

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

The loss of our present directors and officers would affect our ability to identify a suitable business opportunity or enter into a suitable business operation.

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

If we are unable to obtain additional capital to finance the development of any business opportunity that we acquire, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire.

We do not anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will have sufficient capital to fund our ongoing operations for the twelve months ending February 28, 2004 or until we complete a business combination or acquire a business opportunity. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

We are a company with a limited operating history which makes it difficult to evaluate whether we will operate profitably.

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

We have not generated any revenues since May 1999 and our ability to generate revenues is uncertain.

For the year ended August 31, 1999, we incurred net income from discontinued operations of $194,784. We sold this business effective May 15, 1999 and we will no longer receive any revenues from this business. We have not generated any revenues since May 1999 and do not anticipate generating any additional revenues until we acquire a business opportunity or complete a business combination. We have an accumulated deficit of $969,556 as at February 28, 2003. At this time, our ability to generate any further revenues is uncertain.

We voluntary delisted from the TSX Venture Exchange (formerly the Canadian Venture Exchange) and trading in our common shares on the National Association of Securities Dealers Inc.'s OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

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

There is no assurance that we will successfully locate business opportunities which have established operating histories.

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

We have no agreement for a business combination or other transaction and there can be no assurance that we will be able to successfully identify and evaluate a suitable business opportunity.

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

We are dependent upon management's personal abilities to evaluate business opportunities and the loss of the services of any of these individuals would adversely affect the development of our business.

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

We have not conducted a market research on the demand for the acquisition of a business opportunity or combination and there is no assurance that we will successfully complete such an acquisition or combination.

We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance that we will successfully complete such an acquisition or combination.

Because our proposed operations may result in a business combination with only one entity we may be subject to economic fluctuations within a particular business or industry, which could increase the risks associated with our operations.

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

We are subject to regulation under the 1934 Act and we may be subject to regulation under the Investment Company Act of 1940 if we engage in a business combination which results in us holding passive investment interests in a number of entities.

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

If we complete a business opportunity or combination, management of our company may be required to sell or transfer common shares or resign as members of our board of directors.

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

If we complete a business opportunity or combination, we may be required to issue such number of shares which would reduce the percentage of share ownership held by shareholders which may result in a change of control of our company.

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

We may be subject to Canadian tax consequences if we acquire a business opportunity or combination.

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

The requirement of audited financial statements may disqualify a potential business opportunity or combination.

Management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

Upon completion of a business opportunity or combination there can be no assurance that we will be able to successfully manage or achieve growth of that business opportunity or combination.

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

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations which may limit a stockholder's ability to buy and sell our stock.

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

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

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

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

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

Our by-laws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our by-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

As a result of all of our assets being located outside the United States and a majority of our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors and officers.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On February 18, 2003, Gregory Burnett resigned as the Secretary and a Director of our company. Jerry McKenzie was appointed the Secretary of our company on February 27, 2003.

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

**Exhibits 10.1 through 10.3 are incorporated by reference from our Form 10-SB Registration Statement (as amended), originally filed on May 11, 2001

10.1 Convertible Debenture between the Company and Sourcexport, Inc., dated December 5, 2000

10.2 Convertible Debenture Subscription Agreement between the Company and Sourcexport, Inc., dated December 1, 2000

10.3 Escrow Agreement between the Company, Sourcexport, Inc. and Clark, Wilson, dated December 1, 2000

99.1 Section 906 Certification under the Sarbanes-Oxley Act of 2002 (Raymond Mol)*

99.2 Section 906 Certification under the Sarbanes-Oxley Act of 2002 (Jerry McKenzie)*

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN VENTURES INC.

By: /s/ Raymond Mol
Raymond Mol, President, Chief Executive Officer and Director
April 15, 2003

By: /s/ Dennis Sinclair
Dennis Sinclair, Director
April 15, 2003

By: /s/ Jerry McKenzie
Jerry McKenzie, Director
April 15, 2003

By: /s/ Grayson Hand
Grayson Hand, Director
April 15, 2003

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

Date: April 15, 2003

By: /s/ Raymond Mol
Signature: Raymond Mol
(Chief Executive Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jerry McKenzie, certify that:

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

Date: April 15, 2003

By: /s/ Jerry McKenzie
Signature: Jerry McKenzie
(Principal Financial and Accounting Officer)