Form 10QSB
period 2003-05-31
OCEAN VENTURES INC
filed 2003-08-14
CIK 1137764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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

1,807,562 common shares outstanding as at August 13, 2003

Transitional Small Business Disclosure Format (Check one):      Yes [X]     No [ ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements as of May 31, 2003 and for the three month periods ended May 31, 2003 and 2002 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

OCEAN VENTURES INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

May 31, 2003

(Stated in US Dollars)

(Unaudited - See Note 1)

OCEAN VENTURES INC.

(A Development Stage Company)
INTERIM BALANCE SHEET
May 31, 2003
(Stated in US Dollars)
(Unaudited - See Note 1)

	(Unaudited) May 31, 2003	(Audited) August 31, 2002

ASSETS
Current
Cash	$204,473	$376,632
Accounts receivable	3,738	3,615

	208,211	380,247
Advances receivable - Note 3	134,958	-
Capital assets	670	-

	$343,839	$$380,247

LIABILITIES
Current
Accounts payable - Note 4	$23,952	$$9,864

STOCKHOLDERS' EQUITY
Capital stock
Authorized:
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Issued:
1,807,562, common shares	1,307,611	1,307,611

Deficit	(987,724)	(937,228)

	319,887	370,383

	$343,839	$380,247

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
for the three and nine month periods ended May 31, 2003 and 2002 and for the period September 1, 1999 (Date of Inception of Development Stage) to May 31, 2003
(Stated in US Dollars)
(Unaudited - See Note 1)

	Three months ended May 31,		Nine months ended May 31,		September 1, 1999 (Date of Incept- ion of Develop- ment Stage) to May 31,
	2003	2002	2003	2002	2003
General and administrative expenses
Accounting and audit fees	$1,218	$1,790	$2,958	$5,227	$33,690
Amortization	55	-	55	-	55
Bad debts	-	-	-	12,198	12,248
Bank charges and interest	602	-	602	-	602
Business investigations	1,434	1,993	14,815	4,816	24,974
Consulting fees	-	5,073	-	10,060	10,108
Filing fees	17	327	1,072	642	8,886
Legal fees	12,662	3,877	20,540	16,157	100,934
Management fees - Note 4	2,110	3,837	9,917	11,405	99,436
Office and miscellaneous	1,754	169	1,960	1,310	8,609
Transfer agent fees	721	895	2,703	3,027	15,023

Loss before other items	(20,573)	(17,961)	(54,622)	(64,842)	(314,565)

Other items
Interest income	425	708	1,704	2,887	43,680
Foreign exchange (loss)	1,980	2,266	2,422	(81)	(9,235)
Gain on sale of marketable securities	-	-	-	-	1,189,097
Loss on write-off of convertible securities	-	-	-	(125,000)	(125,000)

	2,405	2,974	4,126	(122,194)	1,098,542

Net income (loss) for the period	$(18,168)	$(14,987)	$(50,496)	$(187,036)	$783,977

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.10)

Weighted average number of common shares outstanding	1,807,562	1,807,562	1,807,562	1,807,562

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
for the three and nine month periods ended May 31, 2003 and 2002 and for the period September 1, 1999 (Date of Inception of Development Stage) to May 31, 2003
(Stated in US Dollars)
(Unaudited - See Note 1)
	Three months ended May 31,		Nine months ended May 31,		September 1, 1999 (Date of Incep- tion of Develop- ment Stage) to May
	2003	2002	2003	2002	2003
Operating Activities
Net income (loss) for the period	$(18,168)	$(14,987)	$(50,496)	$(187,036)	$783,977
Items not affecting cash:
Amortization	55		55	-	55
Loss on write-off of convertible debenture	-	-	-	125,000	125,000
Gain on sale of marketable securities	-	-	-	-	(1,189,097)
Changes in non-cash working capital balanced related to operations:
Accounts receivable	(1,827)	(893)	(123)	19,146	(3,738)
Prepaid expenses	-	274	-	(683)	-
Accounts payable	13,095	(6,062)	14,088	(7,133)	(41,917)

	(6,845)	(21,668)	(37,201)	(50,706)	(325,720)

Investing activities
Advances receivable	(134,958)	-	(134,958)	-	(134,958)
Capital assets acquired	(725)	-	(725)	-	(725)
Investment in convertible debentures	-	-	-	-	(250,000)
Proceeds from investment in convertible debentures	-	-	-	125,000	125,000
Proceeds on sale of marketable securities	-	-	-	-	1,394,043

	(135,683)	-	(135,683)	125,000	1,133,360

Financing activity
Payment of dividends	-	-	-	-	(604,577)

	-	-	-	-	(604,577)

Net increase (decrease) in cash	(142,528)	(21,668)	(172,159)	74,294	203,063

Cash, beginning of period	347,001	410,231	376,632	314,269	1,410

Cash, end of period	$204,473	$388,563	$204,473	$388,563	$204,473

Supplemental Disclosure with respect to Cash Flows - Note 2

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.

(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
for the period September 1, 1999 (Date of Inception of Development Stage) to May 31, 2003
(Stated in US Dollars)
(Unaudited - See Note 1)

	Number of Common Shares	Amount	Deficit Accumulated	Accumulated Other Comprehensive Income	Stockholders' Equity

Balance, August 31, 1999	14,037,807	$1,307,611	$(1,167,124)	$107,054	$247,541
Share consolidation 1 new for 5 old	(11,230,245)	-	-	-	-
Cancellation of escrow shares	(1,000,000)	-	-	-	-
Other comprehensive income	-	-	-	848,649	848,649
Net income for the year	-	-	669,446	-	669,446

Balance, August 31, 2000	1,807,562	1,307,611	(497,678)	955,703	1,765,636
Dividends paid	-	-	(604,577)	-	(604,577)
Net loss for the year	-	-	368,706	(955,703)	(586,997)

Balance, August 31, 2001	1,807,562	1,307,611	(733,549)	-	574,062
Net loss for the year	-	-	(203,679)	-	(203,679)

Balance, August 31, 2002	1,807,562	1,307,611	(937,228)	-	370,383
Net loss for the period	-	-	(50,496)	-	(50,496)

Balance, May 31, 2003	1,807,562	$1,307,611	$(987,724)	$-	$319,887

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.

(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2003
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

The results of operations for the period ended May 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

Note 2 Supplemental Disclosures with Respect to Cash Flows

Investing and Financing Activities

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. The following transactions were excluded for the periods indicated below:

	Three and nine months ended May 31,		September 1. 1999 (Date of Incep- tion of Develop- ment Stage) to May 31,
	2003	2002	2003
Accounts payable	$-	$-	$12,090
Marketable securities transferred on settlement of accounts payable	-	-	(12,090)

	$-	$-	$-

Other Supplemental Disclosures
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Note 3 Advances Receivable

Advances receivable consists of the following advances to Digital Youth Network Inc.:

	May 31, 2003	August 31, 2002
Convertible debenture issued by Digital Youth Network Inc., interest at 6% per annum, secured by all of the property of the debenture holder, due October 15, 2003, convertible into common shares of the debenture holder at a price of CDN$0.02 at the option of the Company,	$72,950	$-

Advance to Digital Youth Network Inc., unsecured, non-interest bearing with no specific terms for repayment.	62,008	-

	$134,958	$-

Note 4 Related Party Transactions

The Company was charged the following by companies with common directors for the periods indicated below:

	Nine months ended May 31,		September 1, 1999 (Date of Incep- tion of Develop- ment Stage) to May 31,
	2003	2002	2003
Management fees	$9,917	$11,405	$99,436

The charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Accounts payable as at May 31, 2003 includes $830 (August 31, 2002:  $1,383) due to a company with a common director.

Note 5 Differences Between Canadian and United States Accounting Principles

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which differ in certain respects with those principles and practices that the Company would have followed had its financial statements been prepared in accordance with accounting principles and practices generally accepted in Canada.

Note 5 Differences Between Canadian and United States Accounting Principles - (cont'd)

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

On July 21, 2003 we entered into a share purchase agreement with all of the shareholders of Digital Youth Network Inc., being Daniel Reitzik, Jason Jaspar, Robert Skoko, Murray Smith, Chris Sargent, Monty Reitzik, George and Sophie Spurr, Robert Foo, Jan Drake, Eddi Sponza, Jon Peters, Raymond Mol, Megan McKenzie, Jennifer McKenzie, Louise Shaw, Debra Mol, Carmol Business Management Ltd. and Conquest Consulting Inc. Under the terms of this share purchase agreement, we agreed to acquire all of the issued and outstanding shares of Digital Youth Network in exchange for 100,000 non-transferable share purchase warrants to be issued to Jon Peters and 2,674,252 shares of the common stock of our company to be shared, pro-rata according to their interest in Digital Youth Network, among the other Digital Youth Network shareholders. Each of the share purchase warrants that we have agreed to issue to Mr. Peters will grant to Mr. Peters the right to purchase one share of our company's common stock for a period of one year after the date of issue at an exercise price of $0.25. The shares and the share purchase warrants that we will issue in this transaction will be issued at closing, which has not yet occurred. The closing of this transaction is subject to a number of conditions, which we are working to remove.

Digital Youth Network is a Canadian corporation with its principal place of business in the Province of British Columbia, Canada. Digital Youth Network was originally formed as a British Columbia corporation on October 4, 2001, under the name PCS Media Inc. On November 12, 2002 it was continued under the federal laws of Canada under the name Digital Youth Network Inc. Digital Youth Network's principal place of business is located at 2659 Central City Centre, 10153 King George Highway. Surrey, B.C. V3T 5H9.

Digital Youth Network integrates wireless and Internet technologies and print media to provide services and advertising to North American teenagers. Digital youth, or generation "DY", refers to the generation currently 13 to 18 years of age. With parental permission, Digital Youth Network provides cellular telephones to high school students in participating school districts. These cellular telephones provide participating students with free access to 24-hour crisis lines and 911 service, free incoming text messaging from parents and friends when sent through the Digital Youth Network system, and low cost prepaid airtime. Participating schools can send safety alerts and emergency text messages to participating students when necessary. Digital Youth Network sells to advertising the opportunity to deliver advertising messages to its member students using text messaging, magazine, email, direct mail to students' homes and via the Internet on one of Digital Youth Networks' web-pages. Low cost prepaid airtime is available to the students through Digital Youth Network's retail stores and online at the company's website located at www.digitalyouth.ca.

On November 19, 2002, Digital Youth Network Inc. implemented its pilot program in Surrey, British Columbia, enrolling 4,000 students out of the total target population of 20,000 students. On June 15, 2003, Digital Youth Network completed a distribution agreement with the Toronto School Board that will permit Digital Youth Network Inc. to distribute promotional materials to the approximately 125,000 generation DY students enrolled in Toronto schools.

Digital Youth Network derives its revenues from the sale of targeted text message advertising, cellular telephone accessories and air-time, market research and direct mail.

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended May 31, 2003 and 2002 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on December 2, 2002, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

Results of Operations

Three month period ended May 31, 2003 and 2002

We have reported a net loss for the three months ended May 31, 2003 of $18,168 or $0.0.01 per share, compared to net loss of $14,987 or $0.01 per share for the three months ended May 31, 2002.

During the quarter, we realized interest income of $425 on our outstanding cash balances. During the past four years we had no other sources of income as we did not have an active business.

Our general and administrative expenses in the three months ended May 31, 2003 totalled $20,573, compared to $17,961 in total general and administrative expenses for the three months ended May 31, 2002. A significant part of our expenses is due to the cost of our search of a proper business opportunity or business combination. The cost of these business investigations amounted to $1,434 for the period compared to $1,993 during the same period in 2002. If we complete our proposed acquisition of Digital Youth Network, we expect that we will eliminate the cost of searching for a business opportunity but we anticipate that we will incur increased expenses related to the ongoing reorganization of our affairs, including due diligence and legal costs associated with our acquisition of Digital Youth.

There was a net decrease in cash during the three month period ended May 31, 2003 of $6,845 compared to an decrease in cash of $21,668 for the three months ended May 31, 2002. We continued to use our cash on hand to fund our ongoing expenses.

Liquidity and Capital Resources

As at May 31, 2003

As at May 31, 2003, we had a cash position of $204,473 and net working capital of $184,255. On April 28, 2003, we loaned Cdn $100,000 (approximately $72,350 U.S.) by way of a convertible debenture to Digital Youth. The convertible debenture matures on October 15, 2003 and bears interest at the rate of 6% per annum both before and after maturity which interest is payable in one balloon payment on maturity. We are entitled to convert the convertible debenture at any time into shares of common stock of Digital Youth Network at a conversion price of $0.02 Cdn (approximately $0.0149 U.S.) per share.

We have sufficient cash resources to fund our normal operating expenses, which total less than $10,000 per month, for the balance of the fiscal year. However, if we successfully complete our acquisition of Digital Youth Network, we anticipate that our normal operating expenses will increase to approximately $150,000 Canadian (approximately $110,000 U.S.) per month.

We experienced a net decrease in our available cash resources over the three months ended May 31, 2003 due to our continuing need to meet ongoing general and administrative expenses.

Plan of Operation - Cash Requirements

Over the twelve month period ending May 31, 2004, we anticipate that we will have to raise additional money to fund our new business, as revenue derived by Digital Youth Network is not sufficient to fund the anticipated operating expenses. We anticipate that we will be required to seek equity financing to fund the differences between revenue from Digital Youth Network's operations and the expenses of that operation.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending May 31, 2004.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending May 31, 2004. If we successfully complete our acquisition of Digital Youth Network, we anticipate that we will be required to purchase an inventory of cellular telephones and related accessories sufficient to supply new members signing up with the Digital Youth Network. Digital Youth Network currently uses two models of wireless handset for its network. The Vtech A700 costs Cdn $35 (approximately U.S. $25), while the Siemens A56 cost approximately Cdn $85 (approximately U.S. $61). Although there can be no assurance that Digital Youth Network will sign up any particular number of new members, Digital Youth will need to purchase sufficient inventory to supply all new customers with wireless handsets and accessories.

Employees

Currently, we have no employees. Digital Youth Network currently employs 25 people, including Daniel Reitzik, and Jason Jaspar, the President and the General Manager of Digital Youth Network respectively, both of whom are key employees.

If we successfully complete our acquisition of Digital Youth Network, we anticipate an increase in the number of employees to 50 as our new business progresses over the twelve months ending May 31, 2004.

Offices

We currently share office space with one of our directors, who has provided our company with space on a rent free as-needed basis. Digital Youth Network occupies various retail premises in British Columbia and Ontario shopping centres. Digital Youth Network is currently searching for administrative office space in the metropolitan Vancouver, British Columbia area.

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

GENERAL RISKS

We are a company with a limited operating history which makes it difficult to evaluate whether we will operate profitably.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. If we cannot successfully complete our proposed acquisition of Digital Youth Network, some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse affect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity or seek to complete our purchase of Digital Youth Network. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to first successfully acquire a new business opportunity and then generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

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

Although none of our present officers or directors are key to our continuing operations, we rely upon the continued service and performance of these officers and directors and their knowledge and ability to evaluate potential business combinations or opportunities, which is key to our future success. At this time, none of our officers or directors are bound by employment agreements, and as a result, any of them could leave with little or no prior notice. If we successfully complete our acquisition of Digital Youth Network, we believe that its President and General Manager may be key to the future development of its business. We cannot be assured that we can persuade these people to continue their employment with Digital Youth Network, or that we can do so on terms that are satisfactory to our company.

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

We do not anticipate that we will require additional financing while we are seeking to complete our acquisition of Digital Youth Network or some other suitable business opportunity or business combination. However, we may be required to raise additional financing once we complete our business combination with Digital Youth Network. We would likely secure any additional financing necessary through a private placement of our common shares.

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

If we do not successfully complete our acquisition of Digital Youth Network, there is no assurance that we will successfully locate other business opportunities which have established operating histories.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any other business opportunity that we identify. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

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

In all likelihood, our proposed operations, even if successful, may result in a business combination with only Digital Youth Network. Consequently, our resulting activities will be limited to Digital Youth Network's business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

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

Canadian tax consequences will, in all likelihood, be major considerations in any business acquisition or combination we may undertake. Typically, these transactions may be structured to result in tax-free treatment pursuant to various Canadian tax provisions. We intend to structure any business combination so as to minimize the tax consequences to both our company and the target entity. We have attempted to do so in our purchase agreement with the shareholders of Digital Youth Network. Management cannot ensure that a business combination will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of common shares or assets. A non-qualifying reorganization could result in the imposition of taxes, which may have an adverse effect on both parties to the transaction.

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

To the best of our knowledge, we are not currently subject to any direct federal, state or local regulation in the United States, other than regulations applicable to businesses generally. If we acquire Digital Youth Network, we will become engaged in the business of providing advertising and telecommunications products and services. The telecommunications industry is highly regulated and we do not have any direct experience operating in this industry. Our lack of expertise and knowledge concerning this regulatory framework could have an adverse impact on the future development of the Digital Youth Network business.

We have not generated any revenues since May 1999 and our ability to generate revenues is uncertain.

For the year ended August 31, 1999, we incurred net income from discontinued operations of $194,784. We sold this business effective May 15, 1999 and we will no longer receive any revenues from this business. We have not generated any revenues since May 1999. We have an accumulated deficit of $987,724 as at May 31, 2003. At this time, our ability to generate any further revenues is uncertain.

We voluntary delisted from the TSX Venture Exchange (formerly the Canadian Venture Exchange) and trading in our common shares on the National Association of Securities Dealers Inc.'s OTC Bulletin Board is limited and sporadic, making it difficult for our shareholders to sell their shares or liquidate their investments.

On June 21, 2002, we voluntarily delisted our common shares from the TSX Venture Exchange (formerly the Canadian Venture Exchange). Although our common shares were approved for trading on the National Association of Securities Dealers Inc.'s OTC Bulletin Board on January 29, 2002, under the symbol "OVNIF", trading has been very limited and sporadic, making it difficult for our shareholders to sell any of their common shares and liquidate their investment.

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

Our constating documents authorize the issuance of an unlimited number of common shares and an unlimited number of preferred shares. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control. If we successfully acquire the shares of Digital Youth Network, we will issue 2,674,252 common shares and 100,000 share purchase warrants. This will give to the shareholders of Digital Youth Network a clear majority of the voting power in our company.

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

RISK FACTORS RELATING TO OUR BUSINESS WITH DIGITAL YOUTH

If we successfully acquire Digital Your Network, Inc., we may fail to use our DY database and our expertise in marketing to DY students successfully, and we may not be able to maintain the quality and size of our database.

If we successfully acquire Digital Your Network, Inc., the effective use of our DY database and our expertise in marketing to DY students will be important to our business. If we fail to capitalize on these assets, our business will not be successful.

If we successfully acquire Digital Your Network, Inc., we will rely on third parties for some essential business operations, and disruptions or failures in service may adversely affect our ability to deliver goods and services to our participating students.

If we successfully acquire Digital Your Network, Inc., we will depend on Microcell, Inc. for service to the cellular telephones that we provide to our participating students. This is an essential aspect of our business. We will have no control over Microcell, Inc., and we will not be their only client. We may not be able to maintain a satisfactory relationship with Microcell, Inc. on acceptable commercial terms. Further, we cannot be certain that the quality of products and services that Microcell, Inc. provides will remain at the levels needed to enable us to conduct our business effectively.

If we successfully acquire Digital Your Network, Inc., rapid changes to the technology used in Digital Youth Network's business may make its technology obsolete or require us to make large capital expenditures.

If we successfully acquire Digital Your Network, Inc., the wireless telecommunications industry is experiencing significant technological change, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Such continuing technological advances make it difficult to predict the extent of future competition with cellular and other services. As a result, there can be no assurance that existing, proposed or as yet undeveloped technologies will not become dominant in the future and render the use of cellular telephones less profitable or even obsolete.

If we successfully acquire Digital Your Network, Inc., the actual or perceived health risks of wireless communications devices could have a material adverse effect on our business.

Reports have suggested that certain radio frequency emissions from wireless communications transmission equipment and handsets may be linked to certain medical conditions, such as cancer. Scientific investigations are ongoing to review whether radio emissions from wireless handsets and radio transmitters used in connection with wireless technologies pose health concerns, including interference with hearing aids, pacemakers and other medical equipment and devices. There can be no assurance that the findings from such studies will not have a material adverse effect on Digital Youth Network's business or will not lead to changes in government regulation. The actual or perceived health risks of wireless communications devices could adversely affect wireless communications service providers, including Microcell, Inc., our third party provider, through reduced subscriber growth, reduced network usage per subscriber, the threat of product liability lawsuits or reduced availability of financing to the wireless communications industry.

Microcell, Inc., a principal third party provider for Digital Youth Network, is subject to governmental regulation and licensing requirements, which may increase its operating costs and affect its ownership structure

The use of radio spectrum is regulated by Industry Canada pursuant to the Radiocommunication Act (Canada) (the "Radiocommunication Act"). Radio and spectrum licenses are issued for a term and may be renewed at Industry Canada's discretion. They may be suspended or revoked for cause, including failure to comply with the conditions of license, although revocation is rare, and licenses are usually renewed upon expiration. Industry Canada regulation can materially affect Microcell, Inc.'s costs and operations.

Microcell, Inc. is a "Canadian carrier" pursuant to the Telecommunications Act (Canada) (the "Telecommunications Act"), and therefore subject to regulation by the Canadian Radio-television and Telecommunications Commission ("CRTC"). CRTC regulation can materially affect Microcell, Inc.'s services and activities.

Microcell, Inc. is required, as a radiocommunication carrier and by the conditions of its license, to comply with the Canadian ownership and control provisions established in the Telecommunications Act and the Radiocommunication Act (the "Canadian Ownership and Control Provisions"). The Canadian Ownership and Control Provisions must also be respected by Microcell, Inc. to maintain its eligibility as Canadian carrier under the Telecommunications Act. It must also comply with the Canadian Ownership and Control Provisions, and failure to do so may affect its ability to operate as a Canadian carrier and to hold and renew its Licenses.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer. Based upon that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out this evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 19, 2003, we held an annual general meeting of our shareholders. There were shareholders present in person or by written proxy representing 162,613 shares of our common stock or approximately 9% of our issued and outstanding shares of common stock. Since we had shareholders present in person or by proxy representing more than 5% of our outstanding shares of common stock, we had a quorum and the meeting was considered to be properly convened. The following matters were voted on and approved by a quorum of our shareholders:

1. setting the number of directors at four (4), with 152,613 votes cast in favor, 10,000 votes cast against and nil votes abstaining;

2. electing the members of our board of directors, with 152,613 votes cast in favor and 10,000 votes withheld; and

3. ratifying the appointment of our auditor, with 152,613 votes cast in favor, 10,000 votes cast against and nil votes abstaining.

The directors elected at the annual general meeting were Raymond Mol, Dr. Dennis Sinclair, Jerry McKenzie and Grayson Hand.

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

**Exhibits 10.1 through 10.3 are incorporated by reference from our Form 10-SB Registration Statement (as amended), originally filed on May 11, 2001

10.1 Convertible Debenture between the Company and Sourcexport, Inc., dated December 5, 2000

10.2 Convertible Debenture Subscription Agreement between the Company and Sourcexport, Inc., dated December 1, 2000

10.3 Escrow Agreement between the Company, Sourcexport, Inc. and Clark, Wilson, dated December 1, 2000

10.4* Share Purchase Agreement dated as of July 21, 2003, between the Company and all of the shareholders of Digital Youth Network, Inc.

10.5* Convertible Debenture dated April 28, 2003, between the Company and Digital Youth Network, Inc.

31.1* Section 302 Certification under the Sarbanes-Oxley Act of 2002 (Raymond Mol)

31.2* Section 302 Certification under the Sarbanes-Oxley Act of 2002 (Jerry McKenzie)

32.1* Section 906 Certification under the Sarbanes-Oxley Act of 2002 (Raymond Mol)

32.2* Section 906 Certification under the Sarbanes-Oxley Act of 2002 (Jerry McKenzie)

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN VENTURES INC.

By: /s/ Raymond Mol
Raymond Mol, President, Chief Executive Officer and Director
August 14, 2003

By: /s/ Dennis Sinclair
Dennis Sinclair, Director
August 14, 2003

By: /s/ Jerry McKenzie
Jerry McKenzie, Director
August 14, 2003

By: /s/ Grayson Hand
Grayson Hand, Director
August 14, 2003