Form 10KSB
period 2003-08-31
OCEAN VENTURES INC
filed 2004-01-12
CIK 1137764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  August 31, 2003
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ]to[ ]

Commission file number  000-32715

Ocean Ventures Inc. (Exact name of registrant as specified in its charter)
Alberta, Canada (State or other jurisdiction of incorporation or organization)	98-0343194 (I.R.S. Employer Identification No.)
#110 - 10851 Shellbridge Way Richmond, British Columbia, Canada (Address of principal executive offices)	V6X 2W8 (Zip Code)

Registrant's telephone number, including area code 604.231.0135

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

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

4,981,714 common shares @ $0.50 (1) = $2,490,857

(1) Average of the bid and asked prices on November 15, 2003.

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

4,981,714 common shares issued and outstanding as of November 15, 2003

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

Corporate History.

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

From our incorporation until May, 1999, we were a direct reseller of telecommunication products. Pursuant to the terms of an Asset Purchase Agreement between CallDirect Enterprises Inc., formerly our wholly-owned subsidiary, and Healthtrac, Inc., CallDirect sold its direct marketing assets to Healthtrac, Inc. in exchange for 1,200,000 shares in the capital of Healthtrac, Inc. On September 8, 1999, we sold all of the issued and outstanding stock of CallDirect, and certain intercompany advances owed by CallDirect, to one of our former directors and officers for nominal consideration.

Our Current Business

Once we sold all of the issued and outstanding stock of CallDirect, and certain intercompany advances owed by CallDirect, to one of our former directors and officers for nominal consideration, we no longer had an active operating business to pursue. Accordingly, we sought to either identify a suitable business opportunity or enter into a suitable business combination, until which time we would operate as a "blank check" company.

We entered into a share purchase agreement dated July 21, 2003 with Daniel Reitzik, Jason Jaspar, Robert Skoko, Murray Smith, Chris Sargent, Monty Reitzik, George and Sophie Spurr, Robert Foo, Jan Drake, Eddi Sponza, Jon Peters, Raymond Mol, Megan McKenzie, Jennifer McKenzie, Louise Shaw, Debra Mol, Carmol Business Management Ltd. and Conquest Consulting Inc. being all of the shareholders of Digital Youth Network Inc., pursuant to which we agreed to acquire from them all of the 10,697,008 issued and outstanding shares of Digital Youth Network in exchange for 100,000 non-transferable share purchase warrants (to be issued to Jon Peters) and 2,674,252 shares of the common stock of our company to be shared, pro-rata according to their interest in Digital

Youth Network, among all of the Digital Youth Network shareholders other than Jon Peters. We also agreed to pay two finder's fees, both payable in common shares of our company, to persons that assisted us in the transaction, for an aggregate finder's fee of 500,000 common shares of our company. Subsequently, we entered into an amendment to share purchase agreement dated as of October 1, 2003, in which we agreed to attach certain schedules to the share purchase agreement that were inadvertently omitted when we signed the original share purchase agreement, and to make certain other changes to the original document. This amendment to the share purchase agreement was signed by all of the shareholders of Digital Youth Network except Jon Peters, who holds 400, or approximately 0.00374%, of the issued and outstanding common shares of Digital Youth Network.

The transaction closed on October 7, 2003, after the end of our fiscal year ended August 31, 2003, at which time we acquired all but Jon Peters' 400 shares of Digital Youth Network and we issued an aggregate of 2,674,252 common shares of our company to all of the shareholders of Digital Youth Network except Mr. Peters, and an aggregate of 500,000 shares to finders that assisted our company in the structuring and closing of the transaction. As a result, we now own 10,696,608, or approximately 99.99626%, of the issued and outstanding common shares of Digital Youth Network, and Mr. Peters continues to own 400 shares, or approximately 0.00374%, of the issued and outstanding common shares of Digital Youth Network.

In the share purchase agreement dated as of July 21, 2003, which Mr. Peters signed, Mr. Peters agreed to exchange his 400 common shares of Digital Youth Network Inc. for 100,000 share purchase warrants to be issued by our company on the closing date. Each of these share purchase warrants would, when and if issued, grant to Mr. Peters the right to purchase one share of our company's common stock for a period of one year after the closing date of October 7, 2003, at an exercise price of $0.25. Mr. Peters refused to sign the amendment to the share purchase agreement dated as of October 1, 2003, and he refused to tender his 400 common shares of Digital Youth Network at the closing of the transaction on October 7, 2003. As at the date of this annual report on Form 10-KSB we have not decided what, if anything, we will do about Mr. Peters' refusal to complete this transaction on October 7, 2003.

Pursuant to the share purchase agreement, as amended, and at the closing of the transaction on October 7, 2003, we increased the number of our directors from four to six and we appointed Daniel Reitzik and Roland Sartorius to our board of directors, although Mr. Sartorius has since resigned from our board of directors. Although not required to do so by the terms of the share purchase agreement, Mr. Grayson Hand and Dr. Dennis Sinclair resigned from our Board on the closing date of October 7, 2003. Also at closing, Mr. Jerry McKenzie, who continues to be a member of our board of directors, resigned from the office of Secretary of our company and we appointed Mr. Daniel Reitzik as our Chief Operating Officer and Mr. Jason Jaspar as our corporate Secretary. Mr. Reitzik and Mr. Jaspar continue to serve as the President and the General Manager, respectively, of our subsidiary Digital Youth Network.

About Digital Youth Network

Digital Youth Network is a federally incorporated Canadian corporation with its principal place of business currently located at Suite 302, 1040 Hamilton Street, Vancouver, B.C., Canada V6B 2R9. Digital Youth Network was formed as a British Columbia corporation on October 4, 2001, under the name PCS Media Inc. and, on November 12, 2002 it was continued under the federal laws of Canada under the name Digital Youth Network Inc.

Digital Youth Network integrates wireless and Internet technologies and print media to provide services and advertising to North American teenagers between 13 and 18 years of age. The terms "digital youth" and generation "DY" refer to the generation of young people that are currently 13 to 18 years of age. With parental permission, Digital Youth Network provides cellular telephones and related services to its generation DY subscribers through high schools in participating school districts. These cellular telephones provide participating students with free access to 24-hour crisis lines and 911 service, free incoming text messaging from parents and friends when sent through the Digital Youth Network system, low cost prepaid airtime and, more recently, legally downloadable music. Participating schools can send safety alerts and emergency text messages to participating students when necessary. Digital Youth Network also sells to advertisers the opportunity to deliver advertising messages to its member students using various combinations of text messaging, email, direct mail to students' homes and via the Internet on one of Digital Youth Networks' web-pages. Low cost prepaid airtime will be available to the students through Digital Youth Network's Website located at www.digitalyouth.ca.

Digital Youth Network Inc. implemented a pilot program in Surrey, British Columbia on November 19, 2002, enrolling 4,000 students out of the total target population of 20,000 students. On June 15, 2003, Digital Youth Network completed a distribution agreement with the Toronto School Board that will permit Digital Youth Network Inc. to distribute promotional materials to the approximately 125,000 generation DY students enrolled in Toronto-area schools.

In its pilot program in Surrey, British Columbia and its initial entry into the Toronto market area, Digital Youth Network relied on a network of retail store locations to distribute telephone handsets and prepaid air-time to its generation DY subscribers. Experience gained and market research conducted during these launches demonstrated that the use of retail locations for distribution is not currently cost-effective for Digital Youth Network, and Digital Youth Network is now using outsourced home delivery services for distribution, although we continue to explore other viable distribution methods, including the possibility of distributing through "Big Box" retailers.

Digital Youth Network is currently exploring the structure of a relationship with Universal Music that will provide Digital Youth Network with access to a new product and Universal Music with a new channel for distribution of its downloadable music. Universal Music, a division of Universal Studios Canada Ltd., produces, manufactures, markets, sells and distributes recorded music and represents artists from Canada and around the world. Music industry participants have lost substantial revenues over the past few years as a result of file sharing and illegally downloaded music. Industry statistics suggest that the losses to the music industry are equal to approximately 20% of sales. A substantial percentage of the people engaged in this activity are between the ages of 15 and 24. Music industry participants believe that this illegal activity may decrease if more opportunities to purchase music online are made available, and they recently welcomed the launch of the Puretracks® on-line music store through which consumers can legally download music.

The Puretracks® music store allows customers to legally download music in a Windows Media Player format 24 hours a day, seven days a week. However, members of generation DY will be less likely to use the Puretracks® site because it requires payment by credit card and most 13 to 18 year olds do not have credit cards. The Digital Youth Network can provide a viable alternative for members of generation DY who wish to download music legally by providing the option of payment by deduction from members' pre-paid airtime accounts. Our company is currently exploring how best to integrate legally downloadable music with the other products currently offered by the Digital Youth Network.

Digital Youth Network will derive revenues from membership dues, the sale of advertising (targeted text messaging, email, direct mail, print media and web site), the sale of cellular telephone accessories and airtime, ringtones and legally downloadable music and market research.

Our Business Strategy

As at October 15, 2003, our subsidiary Digital Youth Network had signed up approximately 13,000 subscribers to its Digital Youth Network program. Digital Youth Network is currently negotiating distribution agreements with the City of Burnaby, which has a total target population of 20,000 students, the City of Vancouver, which has a total target population of 20,000 students, and the Simcoe District, which has a total target population of 10,000 students. During the balance of the current financial year ending August 31, 2004, Digital Youth Network plans to introduce its program to the Peel District, which has a total target population of 50,000 students, the Toronto Catholic School Board, which has a total target population of 70,000 students, Ottawa Carleton, which has a total target population of 30,000 students, and the Calgary School District, which has a total target population of 40,000 students.

As Digital Youth Network opens each new location and begins to bring subscribers 'online', it has historically located and staffed retail space from which it signs subscribers and delivers equipment. To date, Digital Youth Network has been successful in locating these operations in shopping centres but it is currently revisiting the need for these retail locations in light of recent changes to its delivery model. As a result, Digital Youth Network has recently closed down four of its five retail distribution centres, two of which were in British Columbia and three of which were in Ontario. All five locations were occupied pursuant to month to month lease agreements. The remaining location in BC is located in Surrey Place Mall in Surrey, B.C. Digital Youth Network is currently leasing its head office space at 302 - 1040 Hamilton Street, Vancouver, BC V6B 2R9 on a month-to-month basis with the option of renewing for long term.

Our Sales & Marketing Strategy

Digital Youth Network pays participating School Districts to promote its Digital Youth Network program to their students and parents.

Digital Youth Network sells memberships in its Digital Youth Network program to students in participating school districts. Included in its membership package are a wireless telephone handset and a number of prepaid minutes of talk time. The prepaid minutes are provided by Microcell Inc., while the handset is provided by Digital Youth Network. Digital Youth Network also sells to advertisers the ability to send advertising messages to its community of youth members. This includes text message advertising messages sent directly to members' handsets, Internet presence at the Digital Youth Network Website located at www.DigitalYouth.ca, direct mail to members' homes and polling and market research through Internet and wireless channels.

Our Supply Strategy

Digital Youth Network works with its subscribers and schools to promote its program. To date, Digital Youth Network's supply strategy consists of building demand for the phones before distributing them, with distribution delayed until some minimum number of subscribers (this number varies by area) have signed up and are waiting for their phones.

Competition

Digital Youth Network is a media and marketing company selling wireless telephone airtime and advertising. It competes with various wireless carriers and with other youth media and marketing companies, using a promotional price point on cellular telephone handsets in order to entice students to enroll in the program. As its price point is based on other factors besides airtime revenue, Digital Youth Network can offer services at a much lower cost. These other factors include other revenue streams such as advertising, market research, etc. Digital Youth Network has an agreement with Microcell Inc., which runs the Fido Wireless Network, that enables Digital Youth Network to target youth customers on what it believes are competitive terms. In addition to this, Digital Youth Network believes that its work with various School Districts gives it a competitive edge over other companies offering similar products.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the ten months ending August 31, 2004.

Purchase of Significant Equipment

Our newly acquired subsidiary, Digital Youth Network, will be required to purchase an inventory of cellular telephones and related accessories sufficient to supply new members as they sign up for its Digital Youth Network. Digital Youth Network currently uses the Siemens A56 handset for its wireless network. The Siemens A56 handset has a cost of approximately Cdn $50 (approximately U.S. $40). Although there can be no assurance that Digital Youth Network will sign up any particular number of new members, Digital Youth will need to purchase sufficient inventory to supply all new customers with wireless handsets and accessories.

RISK FACTORS

GENERAL RISKS

We are a company with a limited operating history which makes it difficult to evaluate whether we will operate profitably.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to establish a new business opportunity. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse affect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

We require additional financing in order to continue in business as a going concern, the availability of which is uncertain.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended August 31, 2003, our independent auditors included additional comments in their Auditors' report indicating concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The loss of some of our present directors and officers could harm our business.

Some of our present officers and directors, who are also officers of our new subsidiary Digital Youth Network, are key to our continuing operations and we rely upon the continued service and performance of these officers and directors and their knowledge and ability to maintain our current level of business and to expand our business, which is key to our future success. Although these officers or directors are parties to written employment agreements with our company, any of them could leave with little or no prior notice. We cannot be assured that we can persuade these people to continue their employment with our company, or that we can do so on terms that are satisfactory to our company.

We expect that our business will expand rapidly over the near future. This will result in a need for additional employees to staff new locations and to handle the increased flow of our inventory. If we are unable to hire and retain technical, sales and marketing and operational personnel, our business could be materially adversely affected. Competition for these individuals in the technology sector - especially in the telecommunications field - is intense, and we may not be able to attract, assimilate, or retain additional qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

In addition, there can be no assurance that we will be able to successfully manage the recent business combination resulting from our acquisition of Digital Youth Network. Failure to manage the integration of our operation with that of Digital Youth Network, or our anticipated growth, effectively and efficiently could have a materially adverse effect on our business.

If we are unable to obtain additional capital to finance the development of our business, we may be required to delay, scale back or eliminate the development of our business.

We anticipate that we will require additional financing now that we have completed our acquisition of Digital Youth Network. We intend to secure any additional financing necessary through a private placement of our common shares, but there can be no assurance that any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. In addition, if funds are raised by issuing equity securities, further dilution to existing or future shareholders will likely result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of our business. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

As a consequence of our business combination with Digital Youth Network, we are now subject to economic fluctuations within the telecommunications and advertising businesses.

Our current business activities are limited to the business engaged in by our subsidiary, Digital Youth Network. Our lack of diversification may subject us to economic fluctuations within the telecommunications and the advertising businesses, which may increase the risks associated with our operations.

We have not yet received audited financial statements from Digital Youth Network. If the audited financial statements of Digital Youth Network differ materially and adversely from the financial statements prepared by Digital Youth Network's management, our business could be adversely affected.

Our company's management evaluated the opportunity to enter into a business combination with Digital Youth Network by, among other things, a review of Digital Youth Network's financial statements for the period ending May 31, 2003. These financial statements, which were attached as a schedule to the share purchase agreement, were prepared by Digital Youth management and were neither reviewed nor audited by an independent accounting firm. Our company's auditors are currently conducting a review and audit of the financial statements of Digital Youth Network for the periods ended May 31, 2003 and August 31, 2003, respectively. If the results of the audit show that the financial condition of Digital Youth Network differs materially and adversely from the financial condition shown by the management prepared statements that were attached to the share purchase agreement, this could have a material adverse effect on our company and our business.

We may fail to use our subsidiary company's Digital Youth Network database and our expertise in marketing to Generation DY students successfully, and we may not be able to maintain the quality and size of our database.

The effective use of our Digital Youth database and our expertise in marketing to Generation DY students will be important to our business. If we fail to capitalize on these assets, our business may not be successful.

We rely on third parties for some essential business operations, and disruptions or failures in the services provided by these parties may adversely affect our ability to deliver goods and services to our participating students.

We depend on Microcell, Inc. for service to the cellular telephones that we provide to the students that participate as members of our subsidiary's Digital Youth Network. This is an essential aspect of our subsidiary's business. We will have no control over Microcell, Inc., and we are not their only client. We may not be able to maintain a satisfactory relationship with Microcell, Inc. on acceptable commercial terms. Further, we cannot be certain that the quality of products and services that Microcell, Inc. provides will remain at the levels needed to enable us to conduct our subsidiary's business effectively.

Rapid changes to the technology used in our Digital Youth Network business may make our technology obsolete or require us to make large capital expenditures.

The wireless telecommunications industry is experiencing significant technological change, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. These continuing technological advances make it difficult to predict the extent of future competition with cellular and other services. As a result, there can be no assurance that existing, proposed or as yet undeveloped technologies will not become dominant in the future and render the use of cellular telephones less profitable or even obsolete.

The actual or perceived health risks of wireless communications devices could have a material adverse effect on our business.

Reports have suggested that certain radio frequency emissions from wireless communications transmission equipment and handsets may be linked to certain medical conditions, such as cancer. Scientific investigations are ongoing to review whether radio emissions from wireless handsets and radio transmitters used in connection with wireless technologies pose health concerns, including interference with hearing aids, pacemakers and other medical equipment and devices. There can be no assurance that the findings from such studies will not have a material adverse effect on our Digital Youth Network business or will not lead to changes in government regulation. The actual or perceived health risks of wireless communications devices could adversely affect wireless communications service providers, including Microcell, Inc., our third party provider, through reduced subscriber growth, reduced network usage per subscriber, the threat of product liability lawsuits or reduced availability of financing to the wireless communications industry.

Microcell, Inc., a principal third party provider for Digital Youth Network, is subject to governmental regulation and licensing requirements, which may increase its operating costs and affect its ownership structure

The use of radio spectrum is regulated by Industry Canada pursuant to the Radiocommunication Act (Canada). Radio and spectrum licenses are issued for a term and may be renewed at Industry Canada's discretion. They may be suspended or revoked for cause, including failure to comply with the conditions of license, although revocation is rare, and licenses are usually renewed upon expiration. Industry Canada regulation can materially affect Microcell, Inc.'s costs and operations.

Microcell, Inc. is a "Canadian carrier" pursuant to the Telecommunications Act (Canada), and therefore subject to regulation by the Canadian Radio-television and Telecommunications Commission ("CRTC"). CRTC regulation can materially affect Microcell, Inc.'s services and activities.

Microcell, Inc. is required, as a radiocommunication carrier and by the conditions of its license, to comply with the Canadian ownership and control provisions established in the Telecommunications Act and the Radiocommunication Act. Microcell, Inc. must comply with these Canadian ownership and control provisions in order to maintain its eligibility as a Canadian carrier under the Telecommunications Act. It must also comply with these Canadian ownership and control provisions in order to maintain its ability to operate as a Canadian carrier and to hold and renew its Licenses.

If Microcell, Inc. fails to continue to comply with the applicable provisions of these Canadian statutes, it could lose its license to provide the services that it currently provides to our subsidiary, Digital Youth Network. If this occurred, it could have a material adverse effect on our ability to operate our subsidiary's Digital Youth Network.

We are not currently subject to any direct federal, state or local regulation in the United States, other than regulations applicable to businesses generally.

To the best of our knowledge, we are not currently subject to any direct federal, state or local regulation in the United States, other than regulations applicable to businesses generally. Upon our recent acquisition of Digital Youth Network, we became engaged in the business of providing advertising and telecommunications products and services in various locations in Canada. The telecommunications industry is highly regulated in Canada and we do not have any direct experience operating in this industry. Our lack of expertise and knowledge concerning this regulatory framework could have an adverse impact on the future development of the Digital Youth Network business.

We have not generated any revenues since May 1999 and our ability to generate revenues is uncertain.

For the year ended August 31, 1999, we incurred net income from discontinued operations of $194,784. We sold our business effective May 15, 1999 and we will no longer receive any revenues from that business, nor have we generated any other revenues since May 1999. We have an accumulated deficit of $1,038,316 as at August 31, 2003. Digital Youth Network's management-prepared, unaudited and unreviewed financial statements show that it had revenue for the nine months ended May 31, 2003 of $44,054 and expenses for the same period of $308,162. At this time, our ability to generate any further revenues is uncertain.

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

As a result of all of our assets being located outside the United States and a majority of our directors and officers residing outside of the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors and officers.

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

Item 2. Description of Property.

Our executive and head offices are located at #110 - 10851 Shellbridge Way, Richmond, British Columbia, Canada V6X 2W8. Our office is located within a suite of offices and is provided to us on a rent-free basis by Jerry McKenzie, one of our directors. In addition, there is no charge to us for equipment rental or phone usage. We do not anticipate acquiring separate office facilities.

After the close of our financial year ended August 31, 2003, we acquired 99.99626% of the issued and outstanding shares of Digital Youth Network Inc., a Canadian Company. Digital Youth Network currently has 5 retail distribution centres, two in British Columbia and three in Ontario. All five locations are occupied pursuant to month to month lease agreements. The two locations in BC are located in shopping centres. The first Digital Youth Network store was opened in November 2002 in Surrey Place Mall in Surrey, B.C. The second location was opened in October 2003 in Brentwood Town Centre, in Burnaby, B.C.. All three locations in Ontario were opened in July 2003. One in Erin Mills Town Centre located in Mississauga, the second in Shoppers World located in Brampton and the third in Toronto. DY is currently leasing its head office space at 302 - 1040 Hamilton Street, Vancouver, BC V6B 2R9 on a month-to-month basis with the option of renewing for long term.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

We have received correspondence putting our company on notice of a claim by Bay Management Ltd. that it believes that it is entitled to receive a finders' fee from our subsidiary company, Digital Youth Network Inc., as compensation for finders' services allegedly rendered Digital Youth Network Inc. prior to the date of our acquisition of its shares on October 7, 2003. We do not believe that this claim has any merit and if it is pursued we intend to contest it.

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

The high and low bid prices for our common shares (obtained from Yahoo! Finance) for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended(1)(2)	High	Low
August 31, 2003	$0.30	$0.29
May 31, 2003	$0.20	$0.19
February 28, 2003	$0.16	$0.15
November 30, 2002	$0.18	$0.15
August 31, 2002	$0.51	$0.13
May 31, 2002	$0.13	$0.08
February 28, 2002	$0.15	$0.15
November 30, 2001(2)	N/A	N/A

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

Recent Sales of Unregistered Securities

Quarter Ended August 31, 2003

We did not issue any shares from treasury during the quarter ended August 31, 2003.

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

During the year ended August 31, 2003, our directors and officers examined more than 30 possible business opportunities. These opportunities were in a number of different sectors including mineral exploration, oil and gas exploration and exploitation, telecommunications, computer software and hardware, consumer products, and real estate development. After extensive examination of these business opportunities, we decided to proceed with the acquisition of Digital Youth Network Inc. and, on July 21, 2003, we entered into a Share Purchase Agreement with all of the shareholders of that company, the terms of which are summarized in Part 1 of this Annual Report on Form 10-KSB. We completed the purchase of all but 400 of the issued and outstanding shares of Digital Youth Network Inc. after the close of our year ending August 31, 2003, and, as at the date of this Annual Report, we own 99.99626% of that company's issued and outstanding shares. We have the right to acquire the remaining 400 shares, constituting the remaining 0.00374% of the issued and outstanding shares of Digital Youth Network Inc., from Jon Peters in exchange for 100,000 share purchase warrants each of which would, if issued, entitle Mr. Peters to acquire one common share of our company at an exercise price of $0.25 until October 7, 2003.

Because we have only just recently acquired Digital Youth Network Inc., disclosure of, and comparisons between, our operating results from prior years will not enable an informed and meaningful analysis of our future prospects and performance. In addition, the Plan of Operation set forth below offers a brief analysis of the needs of our new business for the balance of the current year but this analysis is rapidly evolving as we become familiar with Digital Youth Network and its operations.

Operating Results

Year Ended August 31, 2003

We reported a net loss for the year ended August 31, 2003 of $101,088 or $0.06 per share compared to net loss of $203,679 or $0.11 per share for the year ended August 31, 2002.

The loss reported in the year ending August 31, 2003 was due primarily to general and administrative expenses, including those resulting from our search for a suitable business opportunity and the extraordinary legal and similar expenses we incurred in identifying, structuring and pursuing that business opportunity. In addition, we had no revenue to offset expenses during the year ending August 31, 2003, as the acquisition of our new operating subsidiary, Digital Youth Network Inc., was not completed until October 7, 2003. These general and administrative expenses increased to $102,790 during the year ended August 31, 2003 compared to $82,310 in the year ended August 31, 2002. The most significant increase in these expenditures was for legal fees, which were $38,889 in the current year compared to $18,264 in the year ended August 31, 2002. This increase was due in large part to the costs of negotiating the agreement for the acquisition of our new subsidiary, Digital Youth Network Inc., and related documents. Interest income for the year ended August 31, 2003 decreased to $1,702 compared to $3,631 for the year ended August 31, 2002 as the company is no longer accruing interest on its convertible debenture and has written off the balance of this investment.

There was a net decrease in cash during the year ended August 31, 2003 of $365,681, primarily due to loans totalling an aggregate of $340,622 made by our company to Digital Youth Network Inc., which were required by Digital Youth Network for its operations. Digital Youth Network Inc. is a Canadian company in which our company acquired a 99.99626% interest on October 7, 2003. In addition, we purchased computer equipment at a cost of $1,335.

Year Ended August 31, 2002

We reported a net loss for the year ended August 31, 2002 of $82,310 or $0.11 per share compared to net income of $368,706 or $0.20 per share for the year ended August 31, 2001.

The net loss reported in the year ending August 31, 2002 was due primarily to the write-off during the year of $125,000, which represented part of our investment in a convertible debenture issued by a company called Sourcexport Inc. on December 5, 2000. General and administrative expenses decreased to $82,310 during the year ending August 31, 2002 compared to $100,820 in the year ended August 31, 2001. The most significant decrease in these expenditures was in legal fees which were $18,264 in the year ending August 31, 2002 compared to $53,279 in the year ended August 31, 2001. Interest income for the year ended August 31, 2002 decreased to $3,631 compared to $36,054 for the year ended August 31, 2001 as the company was no longer accruing interest on the convertible debenture issued by Sourcexport Inc. and has written off the balance of this investment.

There was a net increase in cash during the year ending August 31, 2002 of $62,363 due to the recovery of $125,000, or half of the principal amount of the Sourcexport convertible debenture, together with interest of $4,423 for a total recovered of $129,423.

Liquidity and Capital Resources

As at August 31, 2003

As at August 31, 2003, we had a cash position of $10,951 and a working capital deficiency of $18,330. We experienced a net decrease in our available cash resources over the year ended August 31, 2002 due to the fact that we had no revenues during this period, we had higher than normal operating expenses due to our identification of a business opportunity and the costs of pursuing it, and due to the fact that we loaned cash to Digital Youth Network Inc. in an aggregate amount of $340,622.

We do not have sufficient cash resources to fund the normal capital and operating expenses of our company and those of our recently acquired operating subsidiary Digital Youth Network Inc., which currently requires an aggregate of approximately $150,000 per month. We plan to fund some of these expenses with revenues from our operating subsidiary, which are currently $90,000 per month and which we hope to grow to approximately $215,000 per month by August 31, 2004, and we plan to raise the balance of our operating expense requirements through the sale of our company's securities.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our annual financial statements for the year ended August 31, 2003, our independent auditors included additional comments in their Auditors' report indicating concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances surrounding this disclosure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On January 29, 2002, our common shares were approved for trading on the National Association of Securities Dealers Inc.'s OTC Bulletin Board under the symbol "OVNIF" and on June 21, 2002, we voluntarily delisted our common shares from the TSX Venture Exchange (formerly the Canadian Venture Exchange).

As at August 31, 2002

As at August 31, 2002, we had a cash position of $376,632 and net working capital of $370,383. We experienced a net increase in our available cash resources over the year ended August 31, 2002 due to the recovery of $129,423, consisting of $125,000 in principle and $4,423 in interest, from an investment in a convertible debenture issued by Sourcexport Inc..

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

Cash Requirements

Over the twelve month period ending August 31, 2004, we anticipate that we will require additional operating capital of approximately $2,250,000 to fund our working capital requirements for the year ending August 31, 2004. We plan to raise approximately $1,650,000 of this operating capital from operations and we plan to raise the balance through private placements of our equity securities and/or debt financing. We plan to use this money to attract and sign-up an additional 50,000 member-subscribers, to design and implement a distribution model that allows our operating subsidiary to distribute telephone handsets and related equipment to its subscriber-members in a cost-effective manner, and to implement our plan to sell downloadable music through the Digital Youth Network, including the implementation of a working plan whereby our subscribers can easily pay for the music that they download.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the twelve months ending August 31, 2004.

Purchase of Significant Equipment

Over the twelve months ending August 31, 2004, we plan to purchase 20,000 wireless telephone handsets at a cost of $40 per telephone handset. These handsets will be provided to new members who subscribe for membership in our subsidiary company's digital youth network program.

Employees

Prior to the date of our acquisition of our subsidiary company Digital Youth Network Inc. on October 7, 2003, we had no employees. As at November 15, 2003, our subsidiary company Digital Youth Network employed 13 people. Over the twelve months ending August 31, 2004, we do not anticipate an increase in the number of people that our company employs directly, but we do anticipate an increase in the number of employees employed by our subsidiary company, from the current 13 to as many as 20. These employees will required to fill customer service, accounting, website design and development, advertising, sales and distribution roles. As at November 15, 2003, our subsidiary company was spending an aggregate of approximately $40,000 per month on wages, benefits and withholdings for all of its employees, although this number is increasing with growth and will continue to increase throughout the balance of the current year. We anticipate that these overhead expenses are currently closer to $70,000 and that they could increase to as much as $100,000 per month by August 31, 2004. An increase in the number of employees will have a corresponding impact on our monthly expenses, though the actual amount of this increase will depend on the number of employees we ultimately retain.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Going Concern

Our financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, our financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, our company requires additional financing to fund its operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are unable to continue as a going concern, we would likely be unable to realize the carrying value of our assets.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Independent Auditor's Report of Amisano Hanson for the audited financial statements for the years ended August 31, 2003 and 2002 is included herein immediately preceding the audited financial statements.

Audited Financial Statements by Amisano Hanson:

Independent Auditor's Report, dated December 12, 2003.

Balance Sheets at August 31, 2003 and 2002.

Statement of Operations for the years ended August 31, 2003 and 2002 and for the period from September 1, 1999 (date of inception of development stage) to August 31, 2003.

Statements of Stockholders' Equity (Deficiency) for the years ended August 31, 2003 and 2002 and for the period from September 1, 1999 (date of inception of development stage) to August 31, 2003.

Statements of Cash Flows for the years ended August 31, 2003 and 2002 and for the period from September 1, 1999 (date of inception of development stage) to August 31, 2003.

Statement of Income (Loss) from Discontinued Operations for the years ended August 31, 2003 and 2002.

Notes to the Financial Statements.

OCEAN VENTURES INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

August 31, 2003 and 2002

(Stated in US Dollars)

Terry Amisano Ltd. Kevin Hanson, CA, CPA (Nevada)	Amisano Hanson Chartered Accountants and Certified Public Accountant

INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Ocean Ventures Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Ocean Ventures Inc. (A Development Stage Company), as of August 31, 2003 and 2002 and the related statements of operations, cash flows and stockholders' equity for each of the years in the three year period ended August 31, 2003 and for the period from commencement of the development stage, September 1, 1999, to August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Ocean Ventures Inc. as of August 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three year period ended August 31, 2003 and for the period from commencement of the development stage, September 1, 1999, to August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company and has incurred substantial losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"AMISANO HANSON"
December 12, 2003	Chartered Accountants and
Certified Public Accountant
750 West Pender Street, Suite 604 Vancouver Canada V6C 2T7	Telephone: 604-689-0188 Facsimile: 604-689-9773 E-MAIL: amishan@telus.net

OCEAN VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS
August 31, 2003 and 2002
(Stated in US Dollars)

ASSETS	2003	2002
Current
Cash	$ 10,951	$ 376,632
GST receivable	5,438	3,615
	____________	______________
	16,389	380,247
Advances receivable - Note 3	340,622	-
Capital assets - Note 4	1,135	-
	_____________	_____________
	$ 358,146	$ 380,247
	_____________	_______________
LIABILITIES
Current
Accounts payable and accrued liabilities - Note 7	$ 34,719	$ 9,864
	_____________	_____________
STOCKHOLDERS' EQUITY
Capital stock
Authorized:
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Issued:
1,807,562 common shares (2002: 1,807,562 common shares)	1,307,611	1,307,611
Stock subscriptions received	54,132	-
Accumulated deficit	(1,038,316)	(937,228)
	_______________	____________
	323,427	370,383
	_______________	_____________
	$ 358,146	$ 380,247
	_______________	______________

Nature and Continuance of Operations - Note 1

Subsequent Events and Commitments - Note 10

APPROVED BY THE DIRECTORS:

"Daniel Reitzik", Director	"Raymond Mol", Director

OCEAN VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the years ended August 31, 2003, 2002 and 2001
and September 1, 1999 (Date of Commencement of Development Stage) to August 31, 2003
(Stated in US Dollars)

	2003	2002	2001	September 1, 1999 (Date of Com- mencement of Development Stage) to August 31, 2003
General and Administrative Expenses
Accounting and audit fees	$ 14,700	$ 9,135	$ 11,980	$ 45,432
Amortization	200	-	-	200
Bank charges and interest	424	-	-	424
Bad debts	-	12,248	-	12,248
Business investigations	22,226	10,159	-	32,385
Consulting fees	-	10,108	-	10,108
Filing fees	2,050	971	2,442	9,864
Foreign exchange loss	5,283	727	12,009	16,940
Legal fees	38,889	18,264	53,279	119,283
Management fees - Note 7	12,151	15,278	13,075	101,670
Office and miscellaneous	2,956	1,518	3,370	9,605
Transfer agent fees	3,911	3,902	4,665	16,231
	_______________	_______________	_______________	_______________
Loss before other items	(102,790)	(82,310)	(100,820)	(374,390)
	_______________	_______________	_______________	_______________
Other items
Interest income	1,702	3,631	36,054	43,678
Write-off of investment in convertible debenture - Note 6	-	(125,000)	-	(125,000)
Gain on sale of marketable securities - Note 5	-	-	433,472	1,189,097
	_______________	_______________	_______________	_______________
	1,702	(121,369)	469,526	1,107,775
	_______________	_______________	_______________	_______________
Net income (loss) for the period	$ (101,088)	$ (203,679)	$ 368,706	$ 733,385
	_______________	_______________	_______________	_______________

Basic and diluted income (loss) per share	$ (0.06)	$ (0.11)	$ 0.20
	_______________	_______________	_______________
Weighted average number of shares outstanding	1,807,562	1,807,562	1,807,562
	_______________	_______________	_______________

OCEAN VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended August 31, 2003, 2002 and 2001
and September 1, 1999 (Date of Commencement of Development Stage) to August 31, 2003
(Stated in US Dollars)

	2003	2002	2001	September 1, 1999 (Date of Com- mencement of Development Stage) to August 31, 2003
Operating Activities
Net income (loss) for the period	$ (101,088)	$ (203,679)	$ 368,706	$ 733,385
Add (deduct) items not affecting cash:
Gain on sale of marketable securities	-	-	(433,472)	(1,189,097)
Write-off of investment in convertible debenture	-	125,000	-	125,000
Amortization	200	-	-	200
Changes in non-cash working capital balances related to operations
GST receivable	(1,823)	18,267	(15,714)	(5,437)
Prepaid expenses	-	323	17	-
Accounts payable and accrued liabilities	24,855	(2,548)	(63,298)	(31,151)
	_______________	_______________	_______________	_______________
Cash used in operating activities	(77,856)	(62,637)	(179,439)	(367,100)
	_______________	_______________	_______________	_______________
Investing Activities
Investment in convertible debenture	-	-	(250,000)	(250,000)
Proceeds from investment in convertible debenture	-	125,000	-	125,000
Proceeds on sale of marketable securities	-	-	544,178	1,394,043
Advances receivable	(340,622)	-	-	(340,622)
Purchase of capital assets	(1,335)	-	-	(1,335)
	_______________	_______________	_______________	_______________
Cash provided by (used in) investing activities	(341,957)	125,000	294,178	927,086
	_______________	_______________	_______________	_______________
Financing Activities
Dividends paid	-	-	(604,577)	(604,577)
Stock subscriptions received	54,132	-	-	54,132
	_______________	_______________	_______________	_______________
Cash provided by (used in) financing activities	54,132	-	(604,577)	(550,445)
	_______________	_______________	_______________	_______________
Increase (decrease) in cash during the period	(365,681)	62,363	(489,838)	9,541

Cash, beginning of the period	376,632	314,269	804,107	1,410
	_______________	_______________	_______________	_______________
Cash, end of the period	$ 10,951	$ 376,632	$ 314,269	$ 10,951
	_______________	_______________	_______________	_______________

Supplemental Disclosures with Respect to Cash Flows - Note 9

OCEAN VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from September 1, 1999 (Date of Commencement of Development Stage)
to August 31, 2003
(Stated in US Dollars)
	Number of Common Shares	Amount	Stock Subscriptions Received	(Note 1) Deficit Accumulated Prior to Development Stage	Retained Earnings Accumulated During the Development Stage	(Note 5) Accumulated Other Comprehensive Income	Stockholders' Equity
Balance, September 1, 1999 *	2,807,562	$ 1,307,611	-	$ (1,167,124)	$-	$ 107,054	$ 247,541

Cancellation of escrow shares	(1,000,000)	-	-	-	-	-	-

Other comprehensive income	-	-	-	-	-	848,649	848,649

Net income for the year	-	-	-	-	669,446	-	669,446
	_______________	_______________	_______________	_______________	_______________	_______________	_______________
Balance, August 31, 2000	1,807,562	1,307,611	-	(1,167,124)	669,446	955,703	1,765,636

Dividends paid	-	-	-	-	(604,577)	-	(604,577)

Net income for the year	-	-	-	-	368,706	(955,703)	(586,997)
	_______________	_______________	_______________	_______________	_______________	_______________	_______________
Balance, August 31, 2001	1,807,562	1,307,611	-	(1,167,124)	433,575	-	574,062

Net loss for the year	-	-	-	-	(203,679)	-	(203,679)
	_______________	_______________	_______________	_______________	_______________	_______________	_______________
Balance, August 31, 2002	1,807,562	1,307,611	-	(1,167,124)	229,896	-	370,383
Stock subscriptions received	-	-	54,132	-	-	-	54,132
Net loss for the year	-	-	-	-	(101,088)	-	(101,088)
	_______________	_______________	_______________	_______________	_______________	_______________	_______________
Balance, August 31, 2003	1,807,652	$ 1,307,611	54,132	$ (1,167,124)	$ 128,808	$ -	$ 323,427
	_______________	_______________	_______________	_______________	______________	_______________	_______________

* Number of common shares as at September 1, 1999 have been retroactively adjusted for a share consolidation of 5 old shares for 1 new share.

OCEAN VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2003 and 2002
(Stated in U.S. Dollars)

Note 1 Nature and Continuance of Operations

The Company was incorporated on November 22, 1996, under the Business Corporations Act of the Province of Alberta. On January 31, 2000, to the Company changed its name to Ocean Ventures Inc. At August 31, 2003, substantially all of the Company's assets and operations are located and conducted in Canada.

The Company's shares are listed on the over-the-counter Bulletin Board in the United States of America. The Company ceased its prior business on August 31, 1999 and has been investigating new business ventures since September 1, 1999.

The Company has no business operations or sources of revenue. These financial statements have been prepared on a going concern basis. As at August 31, 2003, the Company has a working capital deficiency of $18,330 and has accumulated a deficit of $1,038,316 since inception. Management expects to complete equity financings during the year ended August 31, 2004 to fund current operations. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The financial statements, in management's opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. For the purpose of providing cumulative amounts for the statements of operations and cash flows, these amounts consider only the income and losses for the period from September 1, 1999 to August 31, 2003, the period in which the Company has undertaken a new development stage activity.

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
August 31, 2003 and 2002 - Page 2
(Stated in U.S. Dollars)

Note 2 Summary of Significant Accounting Policies - (cont'd)

Capital Assets and Amortization

Capital assets consists of computer equipment and are recorded at cost. Amortization is provided using the declining balance method over the estimated useful life of the asset at the rate of 30% per annum with one-half of the amortization recorded in the year of acquisition.

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

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Earnings (Loss) Per Share

The Company reports basic earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings or loss per share is computed using the weighted average number of shares outstanding during the year.

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities approximate their fair values due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". Comprehensive income is comprised of net earnings (loss) adjusted for unrealized gain on available-for-sale marketable securities (Note 5).

Stock Based Compensation

The Company has elected to account for stock-based compensation following APB No. 25, "Accounting for Stock Issued to Employees" and to provide the disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation".

Ocean Ventures Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2003 and 2002 - Page 3
(Stated in U.S. Dollars)

Note 2 Summary of Significant Accounting Policies - (cont'd)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3 Advances Receivable - Note 10

Advances receivable at August 31, 2003 consists of the following advances to Digital Youth Network Inc. as follows:

	2003	2002
Convertible debenture, bearing interest at 6% per annum, secured by all of the property of the debenture holder, convertible into common shares of the debenture holder at a price of CDN$0.02 at the option of the Company.	$ 72,166	$ -

Advance, unsecured, non-interest bearing with no specific terms for repayment.	268,456	-
	_______________	_______________
	$ 340,622	$ -
	_______________	_______________

Note 4 Capital Assets

	2003			2002
	Cost	Accumulated Amortization	Net	Net

Computer equipment	$ 1,335	$ 200	$ 1,135	$ -
	_______________	_______________	_______________	_______________

Note 5 Marketable Securities

The marketable securities consisted of common shares of Virtualsellers.com, Inc and had been classified as available-for-sale.

Reconciliation of unrealized gain on available-for-sale securities is as follows:

	Years ended August 31,
	2003	2002	2001
Beginning balance	$ -	$ -	$ 955,703
Unrealized holding loss arising during the year	-	-	(522,231)
Less: reclassification adjustment for gains realized in net income	-	-	(433,472)
	_______________	_______________	_______________
Net unrealized gain	$ -	$ -	$ -
	_______________	_______________	_______________

There is no provision for income tax expense due to the utilization of available income tax loss carry-forwards (Note 8).

Ocean Ventures Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2003 and 2002 - Page 4
(Stated in U.S. Dollars)

Note 6 Investment in Convertible Debenture

On December 5, 2000, the Company invested $250,000 in Sourcexport Inc. ("Sourcexport"), a private Canadian corporation, by purchasing a $250,000 convertible debenture. This debenture matured on December 6, 2002, bearing interest at prime plus 2.5% compounded annually, and was convertible at the option of the Company to 10% of the issued and outstanding common shares of Sourcexport.

On August 28, 2001 the Company filed a Notice of Default and a Notice of Intention to Enforce Security as provided under the terms of the convertible debenture.

In October 2001, the Company received $129,423 (including interest of $4,423) from funds held in trust pursuant to an escrow agreement. In May 2002, management of the Company determined that the remaining $125,000 advanced directly to Sourcexport was uncollectible. Consequently, $125,000 was written off during the year ended August 31, 2002.

Note 7 Related Party Transactions - Note 10

The Company incurred the following expenses charged by companies with common directors:

	2003	2002	2001	September 1, 1999 (Date of Com- mencement of Development Stage) to August 31, 2003
Management fees	$ 12,151	$ 15,278	$ 13,075	$ 101,670
	_______________	_______________	_______________	_______________

The charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Accounts payable as at August 31, 2003 includes $4,357 (2002:  $1,383) due to directors of the Company or companies with common directors.

Note 8 Income Taxes and Deferred Tax Assets

No provision for income taxes has been provided in these financial statements due to the utilization of loss-carryforwards. At August 31, 2003, the Company has net operating losses, which expire commencing in 2004 totalling approximately $302,879 and capital loss carryforwards totalling approximately $139,193 which carryforward indefinitely. The tax benefit of these losses, if any, has not been recorded in the financial statements.

Ocean Ventures Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2003 and 2002 - Page 5
(Stated in U.S. Dollars)

Note 8 Income Taxes and Deferred Tax Assets - (cont'd)

The following table summarizes the significant components of the Company's deferred tax assets:

	2003	2002
Deferred Tax Assets
Non-capital losses carried forward	$ 136,295	$ 93,572
Capital losses carried forward	31,318	27,838
	_______________	_______________
Balance	167,613	121,410
Valuation allowance	(167,613)	(121,410)
	_______________	_______________
	$ -	$ -
	_______________	_______________

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards, which is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 9 Supplemental Disclosures with Respect to Cash Flows

Other Supplemental Disclosures	2003	2002
Cash paid during the year for interest	$ -	$ -
	_______________	_______________
Cash paid during the year for income taxes	$ -	$ -
	_______________	_______________

Note 10 Subsequent Events and Commitments

a) Acquisition of Digital Youth Network Inc. ("DYNI")

Pursuant to a share purchase agreement dated July 21, 2003 and amended October 1, 2003, the Company issued 2,674,252 common shares and it has agreed to issue 100,000 share purchase warrants, exercisable at $0.25 per warrant for one common share until October, 2004, for all of the outstanding shares of DYNI, a private company incorporated in British Columbia, Canada. As a result of this share exchange, the shareholders of DYNI will acquire control of the Company and consequently DYNI is deemed to be the acquirer. The acquisition will be accounted for using the purchase method of accounting, as a reverse take-over. A finders' fee of 500,000 common shares at a value of $0.25 per share has been paid.

b) Option Agreements

Pursuant to stock option agreements dated October 7, 2003 with directors and a former director, the Company granted 250,000 options allowing the holders to acquire 250,000 common shares of the Company at $0.25 per share on or before October 7, 2008.

Ocean Ventures Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2003 and 2002 - Page 6
(Stated in U.S. Dollars)

Note 10 Subsequent Events - (cont'd)

c) Private Placement Financing

Subsequent to August 31, 2003, pursuant to a private placement, the Company agreed to issue a total of 1,244,956 units for total proceeds of $279,956. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2003, or to acquire one common share at $0.40 per share for each two warrants until December 31, 2004. A finders' fee has been agreed to be paid on the closing of the financing.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary. Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

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

Name	Age	Position with the Company	Date Position First Held
Raymond Mol	56	President, Chief Executive Officer, Chairman of the Board and Director	October 31, 2000 (President/CEO/Chairman) September 21, 1999 (Director)
Daniel Reitzik	30	Director and Chief Operating Officer	October 7, 2003
Jason Jaspar	31	Secretary	October 7, 2003
Jerry McKenzie	48	Director	October 31, 2000

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Raymond Mol

Mr. Mol became a Director on September 21, 1999 and our President, Chief Executive Officer and Chairman of the Board on October 31, 2000

Mr. Mol has over 30 years' experience in the teleconstruction industry. Mr. Mol was a promoter for CallDirect Capital Corp. between January and October, 1996, and was the Chief Financial Officer and founding partner of Lifestart Multimedia from April 1993 to October 1995. Mr. Mol is a director of Healthtrac, Inc., a public company whose common shares are registered under the Securities Exchange Act of 1934. Mr. Mol previously acted as the Chief Operating Officer of Healthtrac, Inc., a position he held until June 20, 1997.

Jerry McKenzie

Mr. McKenzie became a Director on October 31, 2000.

Mr. McKenzie is the co-founder and President of Digitel Systems Inc., a privately held interconnection company established in 1984, which sells, installs and services business telephone systems and related equipment in the British Columbia marketplace. He has been a member of the Vancouver Executive Association since 1990. Mr. McKenzie is also currently the President and a director of J.L. McKenzie Holdings Ltd. and the Secretary and a director of D.S.I. Marketing Inc.

Daniel Reitzik

Mr. Reitzik became a Director and Chief Operating Officer on October 7, 2003.

Mr. Reitzik has 10 years experience in the wireless industry. Mr. Reitzik founded Digital Youth Network in March 2001. From January 2000 to February 2001 Mr. Reitzik was the President of Outdoor Impressions Media, an outdoor advertising company in Nevada specifically targeting casino clients. From January 1999 to December 2000 Mr. Reitzik was a Corporate Account Manager with Telus Mobility (Regional Cellular) where he handled large accounts in education, transportation and forestry and negotiated long term wireless contracts. Mr. Reitzik began his wireless career as a sales representative with Rogers AT & T (Skyline Telecom) in June 1992. He continued with Rogers AT & T until December 1998 becoming a dealer and opening the first of three retail mall wireless locations. Mr. Reitzik is a graduate of Ampleforth College in England.

Jason Jaspar

Mr. Jaspar became our Secretary on October 7, 2003.

Mr. Jaspar co-founded "Isitaboyorgirl.com Enterprises Inc." in 2000 an online baby photography services for new parents. In 2002 Mr. Jaspar sold this company to a public company. Mr. Jaspar was involved with A&B Sound in many different capacities from 1991 to 2000 including playing a key role in introducing improved management practices to human resources, training and education, sales manager and retail sales. Mr. Jaspar is a graduate of Trend College (a small business college) with a degree in Sales and Marketing and Business Management Graduate of the Dale Carnegie Management Program.

Management of Digital Youth Network, Inc.

Daniel Reitzik is the President of Digital Youth Network Inc. Jason Jaspar is the General Manager.

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

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Raymond Mol	2(1)	-0-(1)	0
Jerry McKenzie	2(1)	-0-(1)	0

(1) The named officer and director failed to file a Form 3 - Initial Statement of Beneficial Ownership and a Form 4 Statement of Changes in Beneficial Ownership in a timely manner.

Code of Ethics

Effective December 11, 2003, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Ocean Ventures Inc., 110-10851 Shellbridge Way, Richmond, British Columbia, V6X 2W8.

Item 10. Executive Compensation.

Summary of Compensation of Executive Officers

The following table summarizes the compensation of our executive officers during the three years ended August 31, 2003. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Underlying Options/ SARs Granted(2)	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation(3)
Raymond Mol, Director, CEO, Chairman and President	2003 2002 2001	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$24,000(4) $12,000 $10,000
Richard Haderer(5) (former Secretary/Managing Director)	2003 2002 2001	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Gregory Burnett(6) (former Secretary)	2003 2002 2001	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$5,000(7) $12,000(7) $10,000
Jerry McKenzie(8) (former Secretary)	2003 2002 2001	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A
Daniel Reitzik Director and Chief Operating Officer	2003 2002 2001	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A
Jason Jaspar Secretary	2003 2002 2001	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A

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

(4) We pay Raymond Mol CDN$2,000 per month for consulting services which include general corporate maintenance and business consulting services.

(5) Richard Haderer resigned as our Secretary on January 25, 2002 and as a director of our company on September 11, 2002.

(6) Gregory Burnett resigned as our Secretary on February 18, 2003.

(7) During the year ended August 31, 2003, we paid Gregory Burnett CDN$1,000 per month for consulting services which include general corporate maintenance and business consulting services.

(8) Jerry McKenzie was our Secretary from February 27, 2003 to October 7, 2003.

Employment/Consulting Agreements

Pursuant to the Share Exchange Agreement with the shareholders of Digital Youth Network Inc. we have entered into written employment agreements with each of Daniel Reitzik, our Chief Operating Officer and director, Jason Jaspar, our Secretary, and Robert Skoko, director of Digital Youth Network. Pursuant to these employment agreements Mr. Reitzik is currently entitled to monthly compensation of $7,000, Mr. Jaspar is currently entitled to monthly compensation of $6,000 and Mr. Skoko is currently entitled to monthly compensation of $6,000. We have also entered into employment contracts with certain of our employees pursuant to which we pay monthly compensation in various amounts to each employee. We have also entered into a consulting agreement with Jan Drake pursuant to which Mr. Drake is entitled to monthly compensation of $6,000.

Each of these employment agreements with Messrs. Reitzik, Jaspar and Skoko and Mr. Drake's consulting agreement require us to issue 112,500 bonus shares to each of Daniel Reitzik, Jason Jaspar, Robert Skoko and Jan Drake in the event that Digital Youth Network meets or exceeds certain pro-forma financial criteria specified in each of the agreements.

We also pay Raymond Mol CDN$2,000 per month for consulting services which include general corporate maintenance and business consulting services. Mr. Mol provide these services pursuant to oral contracts with our company.

During the year ended August 31, 2003, we paid Gregory Burnett a total of CDN$5,000 for consulting services which include general corporate maintenance and business consulting services.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. Other than the management agreements discussed above, we do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the year ended August 31, 2003. However, on October 7, 2003, we granted stock options to officers and directors of our company as follows:

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date
Raymond Mol	50,000	20%	$0.25	October 7, 2008
Jerry McKenzie	50,000	20%	$0.25	October 7, 2008
Grayson Hand	50,000	20%	$0.25	October 7, 2008
Greg Burnett	50,000	20%	$0.25	October 7, 2008
Dennis Sinclair	50,000	20%	$0.25	October 7, 2008

No options were exercised by our officers, directors or employees during the year ended August 31, 2003 or subsequent thereto.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings and other than indicated below, we did not pay director's fees or other cash compensation for services rendered as a director in the year ended August 31, 2003.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Raymond Mol 9035 - 162A Street Surrey, BC V4N 3L6	619,231 common shares(2)	12.43%
Daniel Reitzik Suite 003, 633 West 8th Avenue Vancouver, BC V5Z 1C3	750,000 common shares	15.06%
Jerry McKenzie 2326 -137th Street Surrey, BC V4A 9V1	179,039 common shares(3)	3.59%
Jason Jaspar 230 East 37th Avenue Vancouver, BC V5W 1E6	250,000 common shares	5.02%
Chris Sargent Penthouse 8 - 1688 Robson Street Vancouver, BC V6G 1C7	390,729 common shares(4)	7.84%
Stephen Barley 2060 Gisby Street, West Vancouver, BC V7V 4N3	300,000 common shares(5)	6.02%
Robert Skoko 8818 Erin Avenue Burnaby, BC V3N 4E9	250,000 common shares	5.02%
Directors and Executive Officers as a Group (4 people)	1,798,270 common shares	36.10%

(1) Based on 4,981,714 shares of common stock issued and outstanding as of November 15, 2003. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) 113,333 of these shares are registered to Carmol Business Management Ltd., of which 100% of the shares are owned by Raymond Mol. 26,666 shares are registered to the Mol Family Trust and 100,000 shares are registered to Debra Mol, wife of Raymond Mol, and Raymond Mol exercises sole voting and dispositive control over such shares. Also includes options to purchase 50,000 shares of common stock of our company exercisable at a price of $0.25 per share until October 7, 2008.

(3) 49,560 of these shares are held by Digitel Systems Inc., a closely held company of which Mr. McKenzie holds 50% of the issued and outstanding shares. 21,333 of these shares are held in trust over which Mr. McKenzie exercises sole voting and dispositive control. 29,073 shares are held by Megan McKenzie, daughter of Jerry McKenzie, and 29,073 shares are held by Jennifer McKenzie, daughter of Jerry McKenzie, over which Jerry McKenzie exercises sole voting and dispositive control. Mr. McKenzie disclaims voting or dispositive control over the shares held in trust and the shares held by this daughters. Also includes options to purchase 50,000 shares of common stock of our company exercisable at a price of $0.25 per share until October 7, 2008.

(4) 290,729 of these shares are held by Conquest Consulting Inc., a company wholly owned by Chris Sargent and Chris Sargent exercises sole voting and dispositive control over such shares.

(5) 150,000 of these shares are held by CHM Consulting Inc., a company wholly owned and controlled by Stephen Barley and Stephen Barley exercises sole voting and dispositive control over such shares and 150,000 of these shares are held by 634008 B.C. Ltd., a company wholly owned and controlled by Stephen Barley and Stephen Barley exercises sole voting and dispositive control over such shares.

Changes in Control

A change of control occurred as the result of a share exchange transaction in which our company has acquired all of the shares of Digital Youth Network Inc. and the former shareholders of Digital Youth Network Inc. have acquired 2,674,252 common shares and 100,000 share purchase warrants of our company, representing, in the aggregate, approximately 59.67% of the voting shares of our company. Digital Youth Network Inc. is a Canadian corporation incorporated under the federal laws of Canada, through which we will conduct our future business operations. Daniel Reitzik and Jason Jaspar, as a group, now own 1,000,000 shares of the common stock of our company, representing approximately 20.07% of the voting shares of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any compensation plans pursuant to which we are authorized to issue securities.

Item 12. Certain Relationships and Related Transactions.

Over the year ended August 31, 2003, our company incurred consulting and management fee expenses in the amount of CDN$29,000. The consulting and management fee expenses were charged by Gregory Burnett (a former director of our company) and Raymond Mol, a director of our company. Pursuant to oral agreements with our company, Gregory Burnett received CDN$1,000 per month (until his resignation in February, 2003) while Raymond Mol receives CDN$2,000 per month for the services they provide to our company.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Reports of Form 8-K

(1) On December 2, 2002, we filed a report on Form 8-K relating to the filing of the Certifications of the Chief Executive Officer and the Chief Financial and Accounting Officer in connection with the filing of the Form 10-KSB for the year ended August 31, 2002.

(2) On January 14, 2003, we filed a report on Form 8-K relating to the filing of the Certifications of the Chief Executive Officer and the Chief Financial and Accounting Officer in connection with the filing of the Form 10-QSB for the period ended November 30, 2002.

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

3.6 Certificate of Amendment and Registration of Restated Articles, effective January 31, 2000

3.7 Certificate of Change of Name (British Columbia), dated January 16, 2001

(10) Material Contracts

**Exhibits 10.1 through 10.3 are incorporated by reference from our Form 10-SB Registration Statement (as amended), originally filed on May 11, 2001

10.1 Convertible Debenture between the Company and Sourcexport, Inc., dated December 5, 2000(1)

10.2 Convertible Debenture Subscription Agreement between the Company and Sourcexport, Inc., dated December 1, 2000(1)

10.3 Escrow Agreement between the Company, Sourcexport, Inc. and Clark, Wilson, dated December 1, 2000(1)

10.4 Share Purchase Agreement dated as of July 21, 2003, between the Company and all of the shareholders of Digital Youth Network, Inc.(2)

10.5 Convertible Debenture dated April 28, 2003, between the Company and Digital Youth Network, Inc. (2)

10.6 Amendment to Share Purchase Agreement dated October 1, 2003, between the Issuer and all of the shareholders of Digital Youth Network Inc.(3)

10.7 Employment Agreement dated October 1, 2003 between Digital Youth Network Inc. and Daniel Reitzik(3)

10.8 Employment Agreement dated October 1, 2003 between Digital Youth Network Inc. and Robert Skoko(3)

10.9 Employment Agreement dated October 7, 2003 between Digital Youth Network Inc. and Jason Jaspar(3)

(14) Code of Ethics

14.1* Code of Business Conduct and Ethics

(21) Subsidiaries of our Company

21.1 Digital Youth Network, Inc.

(31) Section 302 Certifications

31.1* Section 302 Certification under the Sarbanes-Oxley Act of 2002

(32) Section 906 Certifications

32.1* Section 906 Certification under the Sarbanes-Oxley Act of 2002

* Filed herewith

(1) Incorporated by reference from our Form 10-SB Registration Statement (as amended), originally filed with the Securities and Exchange Commission on May 11, 2000.

(2) Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2003.

(3) Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on October 22, 2003.

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by Amisano & Hanson for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended August 31, 2003 and 2002 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending November 30, 2002, May 31 and February 28, 2003 were $7,500.

Audit Related Fees

For the fiscal years ended August 31, 2003 and 2002, the aggregate fees billed for assurance and related services by Amisano Hanson relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil.

Tax Fees

For the fiscal years ended August 31, 2003 and 2002, the aggregate fees billed by Amisano Hanson for other non-audit professional services, other than those services listed above, totalled $nil.

We do not use Amisano Hanson for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Amisano Hanson to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Amisano Hanson is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Amisano Hanson and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Amisano Hanson's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN VENTURES INC.

By: /s/ Raymond Mol
Raymond Mol, President and Director (Principal Executive Officer)
Date: January 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Raymond Mol
Raymond Mol, President, CEO and Director
Date: January 9, 2004

By: /s/ Jerry McKenzie
Jerry McKenzie, Secretary and Director
Date: January 9, 2004

By: /s/ Daniel Reitzik
Daniel Reitzik, Director
Date: January 9, 2004