Form 10QSB
period 2003-11-30
OCEAN VENTURES INC
filed 2004-02-20
CIK 1137764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

7,846,840 common shares outstanding as at February 16, 2003

Transitional Small Business Disclosure Format (Check one):      Yes [X]     No [ ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements as of November 30, 2003 and for the three month periods ended November 30, 2003 and 2002 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

OCEAN VENTURES INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2003

(Stated in US Dollars)

(Unaudited)

OCEAN VENTURES INC.
CONSOLIDATED BALANCE SHEETS
November 30, 2003
(Stated in US Dollars)
(Unaudited)

ASSETS	November 30,	August 31,
	2003	2003
Current
Cash	$4,279	$13,955
Goods and services taxes receivable	40,467	15,980
Share subscriptions receivable	35,309	-
Inventory - Note 3	16,479	17,966
Prepaid expenses	5,605	45,140

	102,139	93,041
Capital assets - Note 4	233,676	171,505

	$335,815	$264,546

LIABILITIES
Current
Bank indebtedness	$36,937	$27,694
Accounts payable and accrued liabilities - Note 7	443,578	149,442
Convertible debenture	-	18,041
Advances payable	-	340,622
Due to shareholders - Note 5	57,669	54,061

	538,184	589,860

STOCKHOLDERS' DEFICIENCY
Capital stock - Note 6
Authorized:
Unlimited Common shares without par value
Unlimited Preferred shares without par value
Issued:
6,162,734 Common shares	763,870	248,688
Additional paid-in capital	18,700	-
Accumulated other comprehensive loss	(35,152)	(30,783)
Accumulated deficit	(949,787)	(543,219)

	(202,369)	(325,314)

	$335,815	$264,546

Nature and Continuance of Operations - Note 1

Commitments - Note 6

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.
CONSOLIDATED STATEMENTS OF LOSS
for the three month periods ended November 30, 2003 and 2002
(Stated in US Dollars)
(Unaudited)

	2003	2002

Revenue	$51,809	$11,852

Direct costs
Cellular phones and accessories	2,643	521
Text messaging	70,564	-
Amortization - cellular phones	75,538	3,871

	148,745	4,392

General and Administrative Expenses
Accounting and audit	6,678	-
Advertising and promotion	63,941	6,666
Amortization - equipment	3,382	-
Bank charges and interest	2,658	164
Consulting fees	36,244	5,655
Courier	5,194	-
Interest on convertible debenture	1,125	-
Licenses and dues	263	3,285
Legal fees	2,412	821
Management fees - Note 7	22,423	12,961
Office	8,385	876
Rent	32,425	1,236
Stock compensation expense - Note 6	18,700	-
Telephone and utilities	5,507	295
Transfer agent	1,092	-
Travel	29,693	-
Wages and benefits	67,574	-
Website	1,936	-

	309,632	31,960

Net loss for the period	(406,568)	(24,500)
Comprehensive loss:
Foreign currency translation adjustment	(4,369)	-

Comprehensive loss for the period	$(410,937)	$(24,500)

Basic and diluted loss per share	$(0.09)	$(0.00)

Weighted average number of common shares outstanding	4,333,128	6,260,390

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three month periods ended November 30, 2003 and 2002
(Stated in US Dollars)
(Unaudited)

	2003	2002
Operating Activities
Net loss for the period	$(406,568)	$(24,500)
Items not affecting cash:
Amortization	78,920	3,871
Stock compensation expense - Note 6	18,700	-
Changes in non-cash working capital balances related to operations:
Goods and services taxes receivable	(15,272)	(15,163)
Share subscriptions receivable	(34,414)	9,623
Inventory	2,617	(2,081)
Prepaid expenses	41,470	(298)
Accounts payable and accrued liabilities	217,411	3,564

	(97,136)	(24,984)

Investing Activities
Capital assets acquired	(114,893)	(46,448)
Convertible debenture	(19,883)	-
Advances to Digital Youth Network Inc. prior to acquisition	(84,034)	-
Net cash acquired on the acquisition of Digital Youth Network Inc.	3,498	-

	(215,312)	(46,448)

Financing Activities
Bank indebtedness	9,243	4,013
Common share issuances	260,775	66,295
Stock subscriptions received	19,181	-

	289,199	70,308

Effect of foreign currency translation on cash	13,573	112

Net decrease in cash during the period	(9,676)	(1,012)

Cash, beginning of period	13,955	1,012

Cash, end of period	$4,279	$-

Supplemental disclosure with respect to cash flows - Note 8

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period October 4, 2001 (Date of Inception) to November 30, 2003
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Number	Amount	Capital	Income (Loss)	Deficit	(Deficiency)

Shares issued on incorporation	5,000,000	$32	$-	$-	$-	$32
Issued for cash:
- private placement - at $0.16 per share	100,000	15,911	-	-	-	15,911
- share purchase agreement	2,170,285	82,205	-	-	-	82,205
Less: finders fee	-	(6,364)	-	-	-	(6,364)
Net loss for the period	-	-	-	-	(89,289)	(89,289)
Foreign currency translation adjustment	-	-	-	508	-	508

Balance, August 31, 2002	7,270,285	91,784	-	508	(89,289)	3,003

Issued for cash:
- share purchase agreement	1,318,863	47,541	-	-	-	47,541
- private placement - at $0.06 per share	407,860	27,281	-	-	-	27,281
- private placement - at $0.03 per share	1,000,000	34,882	-	-	-	34,882
Less: finders fee	-	(1,125)	-	-	-	(1,125)
Share issued in exchange for services rendered	700,000	48,325	-	-	-	48,325
Net loss for the year	-	-	-	-	(453,930)	(453,930)
Foreign currency translation adjustment	-	-	-	(31,291)	-	(31,291)

Balance, August 31, 2003	10,697,008	$248,688	$-	$(30,783)	$(543,219)	$(325,314)

.../Cont'd/

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC. Continued

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period October 4, 2001 (Date of Inception) to November 30, 2003
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Number	Amount	Capital	Income (Loss)	Deficit	(Deficiency)

Balance forward, August 31, 2003	10,697,008	$248,688	$-	$(30,783)	$(543,219)	$(325,314)
Stock consolidated pursuant to business acquisition - Note 6	(5,715,294)	239,353	-	-	-	239,353
Private placements for cash:
- at $0.20 per share	175,000	35,000	-	-	-	35,000
- at $0.22 per share	857,663	188,686	-	-	-	188,686
- at $0.25 per share	148,357	37,089	-	-	-	37,089
- at $0.30 per share	63,936	19,181	-	-	-	19,181
Less: finders' fees	-	(4,127)	-	-	-	(4,127)
Common stock subscribed	-	-	-	-	-	19,181
Non-cash compensation charge	-	-	18,700	-	-	18,700
Net loss for the period	-	-	-	-	(406,568)	(395,370)
Foreign currency translation adjustment	-	-	-	(4,369)	-	(4,369)

Balance, November 30, 2003	6,226,670	$763,870	$18,700	$(35,152)	$(949,787)	$(202,369)

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2003
(Stated in US Dollars)
(Unaudited)

 Note 1 Nature and Continuance of Operations

The Company was incorporated on November 22, 1996, under the Business Corporations Act of the Province of Alberta. On January 31, 2000, the Company changed its name to Ocean Ventures Inc. At November 30, 2003, substantially all of the Company's assets and operations are located and conducted in Canada.

The Company's shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America. The Company ceased its prior business on November 30, 1999 and has been investigating new business ventures since September 1, 1999. On October 7, 2003, the Company completed the acquisition of Digital Youth Network Inc. ("DYNI"), a private company incorporated in British Columbia, Canada on October 4, 2001 and continued under the Canada Business Corporations Act on November 12, 2002. DYNI's operations, at present, focus on the distribution of cellular phones and accessories to the 13 to 18 years of age group so as to be able to communicate with and generate advertising revenue via text messaging to this group.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $949,787 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. As at November 30, 2003, the Company has a working capital deficiency of $436,044. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2 Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results could differ from those estimates.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Note 2 Summary of Significant Accounting Policies - (cont'd)

Interim Reporting

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements may not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the three-month period ended November 30, 2003, are not necessarily indicative of the results to be expected for the year ending August 31, 2004.

These unaudited financial statements should be read in conjunction with the audited financial statements of the Company and DYNI.

Principles of Consolidation

The financial statements include the accounts of the Company and DYNI.

On October 7, 2003, pursuant to a share purchase agreement, the Company acquired 99.996% of the outstanding shares of DYNI. The acquisition of DYNI has been accounted for using the purchase method of accounting, whereby DYNI have been identified as the acquirer in a reverse acquisition (Note 6). As a result, the comparative amounts shown are those of DYNI as at August 31, 2003 and for the three-month period ended November 30, 2002 and the consolidated statement of stockholders' equity includes DYNI share transactions from the date of inception of DYNI on October 4, 2001.

Inventory

Inventory consists of cellular phone parts and accessories and prepaid airtime for cellular phone usage. Inventory is valued at the lower of average cost and market.

Capital Assets and Amortization

Capital assets are recorded at cost. Amortization has been calculated using the following annual rates and methods:

Cellular phones	12 months straight-line
Computer and office equipment	30% declining balance
Text messaging software	12 months straight-line

Income Taxes

The Company follows Statement of Financial Accounting Standard, No. 109, "Accounting for Income Taxes" ("FAS 109") which requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Note 2 Summary of Significant Accounting Policies - (cont'd)

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the years. Diluted loss per share has not been provided as it would be antidilutive.

Foreign Currency Translation

The Company's operating subsidiary, DYNI, translates amounts from the functional currency, Canadian dollars, into the reporting currency, United States dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate which may give rise to a cumulative translation adjustment.

Monetary assets and liabilities are translated into the reporting currency at the exchange rate in effect at the end of the period. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date. All related exchange gains and losses are included in the determination of net income (loss) for the period.

Fair Value of Financial Instruments

The carrying value of cash, share subscriptions receivable, bank indebtedness, accounts payable and accrued liabilities, convertible debentures, advances payable and due to shareholders approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

The Company has elected to account for stock-based compensation following APB No. 25, "Accounting for Stock Issued to Employees", and provide the disclosures required under SFAS No. 123, "Accounting for Stock-based Compensation".

Note 3 Inventory

	November 30, 2003	August 31, 2003
Prepaid airtime	$4,031	$4,395
Cellular phone parts and accessories	12,448	13,571

	$16,479	$17,966

Note 4 Capital Assets

	November 30, 2003			August 31, 2003
		Accumulated
	Cost	Amortization	Net	Net
Cellular phones	$357,083	$187,050	$170,033	$134,497
Computer and office equipment	55,087	7,032	48,055	37,008
Text messaging software	15,588	-	15,588	-

	$427,758	$194,082	$233,676	$171,505

Note 5 Due to Shareholders

The amounts due to shareholders are unsecured, non-interest bearing and have no specific terms for repayment.

Note 6 Capital Stock

a) Reverse Acquisition

Pursuant to a share purchase agreement dated July 21, 2003 and amended October 1, 2003, the Company issued 3,174,152 common shares (including a finders' fee of 500,000 shares) and has agreed to issue 100,000 share purchase warrants, exercisable at $0.25 per warrant for one common share until October, 2003, for all 10,697,008 of the outstanding shares of DYNI. As a result of this share exchange, the shareholders of DYNI acquired control of the Company and consequently DYNI is deemed to be the acquirer. The acquisition has been accounted for using the purchase method of accounting, as a reverse acquisition in which a recapitalization results whereby DYNI is deemed to have acquired the net assets of the Company at their fair market value at the date of acquisition as follows:

Net cash acquired	$3,498
Goods and services tax receivable	7,487
Advances to DYNI	286,182
Computer equipment	1,198
Accounts payable and accrued liabilities	(59,012)

Common stock issued	$239,353

The expenses and assets and liabilities subsequent to the date of the reverse acquisition include the accounts of the Company.

Note 6 Capital Stock - (cont'd)

b) Commitments:

Stock-based Compensation Plan

The Company has granted directors and a former director common share purchase options. These options were granted with an exercise price equal to the market price of the Company's stock on the date of the grant.

	November 30, 2003		November 30, 2002

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding and exercisable at beginning of period	-	-	-	-
Granted	250,000	$0.25	-	-

Outstanding and exercisable at end of the period	250,000	$0.25	-	-

A non-cash compensation charge of $18,700, associated with the granting of the 250,000 options has been recognized in the financial statements for the period ended November 30, 2003. These options expire on October 7, 2008.

The fair value for those options was estimated at the date of the grant using the following weighted-average assumptions:

Volatility factor of expected market price of company's shares	5%
Dividend yield	0%
Weighted-average expected life of stock options	5 years
Risk-free interest rate	3%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including share price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect fair value estimates.

Note 7 Related Party Transactions

The Company was charged the following expenses by directors of the Company and by a company with a common director:

	Three months ended November 30,
	2003	2002
Management fees	$22,423	$12,961

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

At November 30, 2003, accounts payable and accrued liabilities include $47,764 (August 31, 2003:  $26,920) due to directors of the Company.

Note 8 Supplemental Disclosures With Respect to Cash Flows

Other Supplemental Disclosures	2003	2002
Cash paid during the period for interest	$-	$-

Cash paid during the period for income taxes	$-	$-

Note 9 Subsequent Event

Subsequent to November 30, 2003, the Company has issued 1,271,696 units at $0.22 per unit for proceeds of $279,770. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to acquire one additional common share at $0.40 per share for each two warrants held, until December 31, 2004. The Company issued an additional 348,474 units in error and is amending the subscription agreements to have these units returned to treasury. A finders fee of $24,600 was paid on this financing.

Note 10 Economic Dependence

The Company is dependent on one supplier of cellular phones and their airtime network.

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

As used in this quarterly report, the terms "we", "us", "our" and "Ocean Ventures" mean Ocean Ventures Inc. and its majority-owned subsidiary Digital Youth Network Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.

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

In the share purchase agreement dated as of July 21, 2003, which Mr. Peters signed, Mr. Peters agreed to exchange his 400 common shares of Digital Youth Network Inc. for 100,000 share purchase warrants to be issued by our company on the closing date. Each of these share purchase warrants would, when and if issued, grant to Mr. Peters the right to purchase one share of our company's common stock for a period of one year after the closing date of October 7, 2003, at an exercise price of $0.25. Mr. Peters refused to sign the amendment to the share purchase agreement dated as of October 1, 2003, and he refused to tender his 400 common shares of Digital Youth Network at the closing of the transaction on October 7, 2003. As at the date of this quarterly report on Form 10-QSB we have not decided what, if anything, we will do about Mr. Peters' refusal to complete this transaction on October 7, 2003.

Pursuant to the share purchase agreement, as amended, and at the closing of the transaction on October 7, 2003, we increased the number of our directors from four to six and we appointed Daniel Reitzik and Roland Sartorius to our board of directors, although Mr. Sartorius has since resigned from our board of directors. Although not required to do so by the terms of the share purchase agreement, Mr. Grayson Hand and Dr. Dennis Sinclair resigned from our Board on the closing date of October 7, 2003. Also at closing, Mr. Jerry McKenzie, who continues to be a member of our board of directors, resigned from the office of Secretary of our company and we appointed Mr. Daniel Reitzik as our Chief Operating Officer and Mr. Jason Jaspar as our corporate Secretary. Mr. Reitzik and Mr. Jaspar continue to serve as the President and the General Manager, respectively, of our Digital Youth Network subsidiary.

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

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended November 30, 2003 and 2002 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on January 12, 2004, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this registration statement. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 21 of this quarterly report.

Our consolidated audited financial statements and the pre-acquisition financial statements of our subsidiary (the predecessor) are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated in the Province of Alberta on November 22, 1996. From the date of our incorporation until May, 1999, we were a direct reseller of telecommunication products through our wholly-owned subsidiary, CallDirect Enterprises Inc. In May, 1999, our subsidiary CallDirect Enterprises Inc. sold all of its assets to Healthtrac, Inc. in exchange for 1,200,000 shares in the capital of Healthtrac, Inc. On September 8, 1999, we sold all of the issued and outstanding shares of CallDirect Enterprises Inc., together with certain intercompany advances owed by CallDirect Enterprises Inc., to one of our former directors and officers.

Effective October 7, 2003, we acquired 99.99626% of the issued and outstanding shares of Digital Youth Network Inc., a company incorporated under the federal laws of Canada.

In our new business, we integrate wireless and Internet technologies and print media to provide services and advertising to North American teenagers between 13 and 18 years of age. We provide these teenagers with cellular telephones, 911 service, text messaging, free access to 24-hour crisis lines and low cost pre-paid airtime and other services. In addition, we sell to advertisers the opportunity to deliver advertising messages to our subscribing members.

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of products and services to meet these needs, and the branding of our company and our services. We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to further support the growth of our operations. Despite our expectations, there are no assurances that an increase in our revenues can be achieved, or that we will be able to attract additional financing on acceptable terms, if at all. Should we be unable to achieve the anticipated revenue growth or to attract additional financing on acceptable terms, our ongoing business and future success may be adversely affected.

General - Explanation of Comparative Periods

As we acquired Digital Youth Network effective October 7, 2003, our financial statements included the financial results of Digital Youth Network from the period of October 7, 2003 to November 30, 2003. Our acquisition of Digital Youth Network Inc. has been accounted for using the purchase method of accounting, whereby Digital Youth Network Inc. has been identified as the acquirer in a reverse acquisition. In accounting for this transaction, Digital Youth Network Inc. is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, the historical results of operations of our company will be those of Digital Youth Network, Inc., with control of the net assets and operations of our company being acquired effective October 7, 2003.

The audited financial statements for Digital Youth Network Inc. for the fiscal periods ended August 31, 2003 and 2002 were included on a Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 19, 2004, amending a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2003, in connection with the acquisition of Digital Youth Network Inc.

RESULTS OF OPERATIONS

Three month period ended November 30, 2003 and 2002

We have reported a net loss for the three months ended November 30, 2003 of $406,568 or $0.09 per share, compared to a net loss of $24,500 or -0- per share for the three months ended November 30, 2002.

During the three months ended November 30, 2003, we had revenue of $51,809, compared to revenue of $11,852 for the three months ended November 30, 2002. This increase in revenue is due to the growth in our business, which only began to generate revenue on November 8, 2002, the date upon which we supplied our first Digital Youth network subscriber with a cellular telephone handset. Because we did not begin to generate revenues until November 8, 2002, a comparison of our revenues and expenses for the three months ending November 30, 2003 to our revenues and expenses during the three months ending November 30, 2003, will not be meaningful.

We generate our revenues through advertising, the sale of memberships in our Digital Youth Network to secondary school students between 13 and 18 years of age and the sale of cellular telephone accessories and airtime. We currently charge a fee of CDN$50.00 (approximately US $36) for a membership in our Digital Youth Network; this membership fee entitles our member to a package that currently consists of one cellular telephone handset, CDN$50 (US$36) worth of airtime, two free ringtones, access to a 24 hour crisis line, limited incoming text messaging through our websites located at www.digitalyouth.ca and www.saferschools.ca, access to 911 emergency services and such other sponsored benefits as may be available from time-to-time.

We also generate revenues from the sale of targeted advertising to clients interested in reaching our members. Our advertising services include wireless text messaging, electronic mail, direct mail and internet advertising. The revenues that we derive from the sale of these services vary depending on the nature and scope of the advertising campaign.

Our general and administrative expenses for the three months ended November 30, 2003 were $309,632, compared to $31,960 for the three months ended November 30, 2002. Overall, this increase is due to the substantial growth in our business, which only began to generate revenue on November 8, 2002. The cost of advertising and promotion for the three months ended November 30, 2003 was $63,941, compared to $6,666 for the three months ended November 30, 2002. Similarly, the cost of travel for the three months ended November 30, 2002 was -0-, while the cost of travel for the three months ended November 30, 2003 was $29,693. These increases in advertising, promotion and travel expenses are due primarily to a promotional campaign to offer Digital Youth memberships to eligible secondary school students in the Greater Toronto Area.

Wages and benefits for the three months ended November 30, 2003 were $67,574 compared to -nil- in the three months ended November 30, 2002, while consulting fees for the three months ended November 30, 2003 were $36,244 compared to $5,655 during the three months ending November 30, 2002. These increases are due to an increase in the number of our Digital Youth members from approximately 600 members at November 30, 2002, to approximately 7,300 members at November 30, 2003, and the corresponding increase in customer service requirements.

We had no stock compensation expense during the three months ending November 30, 2002, compared to a stock compensation expense of $18,700 incurred during the three months ending November 30, 2003. This increase was caused by the grant of stock options to each member of our board of directors on October 7, 2003.

We incurred rental expenses of $1,236 during the three months ending November 30, 2002, compared to rental expenses of $32,425 during the three months ending November 30, 2003. This increase is due to the expansion of our retail distribution network, which we subsequently replaced with a home delivery service. Our telecommunications service provider Microcell Inc. now ships handsets directly to each member's address upon order, and we no longer require retail distribution facilities.

There was a net decrease in cash during the three month period ended November 30, 2003 to $4,279 compared to cash of $13,955 at November 30, 2002. We continued to use our cash on hand to fund our ongoing expenses.

Liquidity and Capital Resources

As at November 30, 2003

As at November 30, 2003, we had a cash position of $4,279 and a net working capital deficiency of $436,045.

We do not have sufficient cash resources to fund our normal operating expenses, which total approximately CDN$70,000 (US $54,000) per month, for the balance of the fiscal year.

We experienced a net decrease in our available cash resources over the three months ended November 30, 2003 due to our continuing need to meet ongoing general and administrative expenses.

Plan of Operation - Cash Requirements

Over the twelve month period ending November 30, 2004, we anticipate that we will need approximately $1,000,000 for normal operating expenses. Of this amount, we believe that we will need to raise approximately $550,000 through the sale of additional equity or debt securities, as revenue derived by Digital Youth Network is not sufficient to fund the anticipated operating expenses.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending November 30, 2004.

Purchase of Significant Equipment

We anticipate that we will need to purchase additional software to expand our existing text messaging capabilities at a cost of approximately $25,000. In addition, we will be required to purchase an inventory of cellular telephones and related accessories sufficient to supply new members as they sign up for its Digital Youth Network. Digital Youth Network currently uses the Siemens A56 handset for its wireless network, though the equipment used by our telecommunications service provider varies. The Siemens A56 handset has a cost of approximately $46. Although there can be no assurance that we will sign up any particular number of new members, we will need to purchase sufficient inventory to supply all new customers with wireless handsets and accessories. As this inventory is paid for out of each new members membership fee, we do not anticipate that this will place any financial burden on our company.

Employees

Prior to the date of our acquisition of our subsidiary company Digital Youth Network Inc. on October 7, 2003, we had no employees. As at November 30, 2003, our subsidiary company Digital Youth Network employed 15 persons. Over the twelve months ending November 30, 2004, we do not anticipate an increase in the number of people that our company employs directly, but we do anticipate an increase in the number of employees employed by our subsidiary company, from the current 15 to 20. These employees will required to fill customer service, accounting, website design and development, advertising sales and telephone handset distribution roles. As at November 30, 2003, our subsidiary company was spending an aggregate of approximately $40,000 per month on wages, benefits and withholdings for all of its employees. An increase in the number of employees will have a corresponding impact on our monthly expenses, though the actual amount of this increase will depend on the number of employees we ultimately retain.

Offices

We currently share office space with one of our directors, who has provided our company with space on a rent free as-needed basis. Digital Youth Network occupies one retail distribution center located in Surrey, British Columbia. Digital Youth Network's principal place of business is currently located at Suite 302, 1040 Hamilton Street, Vancouver, B.C., Canada V6B 2R9.

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

Critical Accounting Policies

Our capital assets are recorded at cost. Amortization has been calculated using the following annual rates and methods:

Cellular phones	12 months straight-line
Computer and office equipment	30% declining balance
Text messaging software	12 months straight-line

This is critical to our business due to accelerated amortization rates applied to telephone and equipment software.

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

We have not generated any significant revenues since May 1999 and our ability to generate revenues and operate at a profit is uncertain.

We have an accumulated deficit of $949,787 as at November 30, 2003. We had revenue for the three months ended November 30, 2003 of $51,809 and expenses for the same period of $309,632. At this time, our ability to generate any further revenues is uncertain. If we do not begin to generate significant revenues that enable us to operate profitably, our business will be adversely affected.

We require additional financing in order to continue in business as a going concern, the availability of which is uncertain.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the three months ending November 30, 2003, our independent auditors included additional comments in their Auditors' report indicating concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2003. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

We have received correspondence putting our company on notice of a claim by Bay Management Ltd. that it believes that it is entitled to receive a finders' fee from our subsidiary company, Digital Youth Network Inc., as compensation for finders' services allegedly rendered to Digital Youth Network Inc. prior to the date of our acquisition of its shares on October 7, 2003. We do not believe that this claim has any merit and if it is pursued we intend to contest it.

Item 2. Changes in Securities.

Pursuant to subscription agreements dated August 22, 2003 we issued 349,372 units to one accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2003, or to acquire one common share at $0.40 per share for each two warrants until December 31, 2004. The shares were issued as of August 22, 2003 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to subscription agreements dated September 15, 2003 we issued 657,276 units to one accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2003, or to acquire one common share at $0.40 per share for each two warrants until December 31, 2004. The shares were issued as of December 15, 2003 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On October 7, 2003 we issued 2,674,142 shares of common stock of our company to the shareholders of Digital Youth Network Inc., pursuant to a share purchase agreement with Digital Youth Network Inc. and the shareholders of Digital Youth Network Inc. We issued the shares in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On October 7, 2003 we issued 500,000 common shares to four individuals pursuant to a finder's fee in connection with the share purchase agreement with Digital Youth Network Inc. and the shareholders of Digital Youth Network Inc. We issued the shares in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On October 7, 2003 we granted a total of 250,000 options to directors and one former director of our company allowing the holders to acquire 250,000 shares common stock of our company at $0.25 per share on or before October 7, 2008. We granted the options in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to a subscription agreement dated November 29, 2003 we issued 87,186 units to one accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2003, or to acquire one common share at $0.40 per share for each two warrants until December 31, 2004. The shares were issued as of November 29, 2003 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to subscription agreements dated December 10, 2003 we issued 155,332 units to five accredited investors. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2003, or to acquire one common share at $0.40 per share for each two warrants until December 31, 2004. The shares were issued as of January 30, 2004 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to subscription agreements dated December 10, 2003 we issued 1,484,838 units to three accredited investors. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2003, or to acquire one common share at $0.40 per share for each two warrants until December 31, 2004. These units were issued as of January 30, 2004 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. However, 348,474 of these 1,484,838 units were issued in error as the result of a clerical error in the written subscription agreements providing for their issuance. We are in the process of amending these subscription agreements to provide for the return to treasury of an aggregate of 348,474 of these 1,484,838 units.

Pursuant to a subscription agreement dated December 17, 2003 we issued 87,186 units to one accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2003, or to acquire one common share at $0.40 per share for each two warrants until December 31, 2004. The shares were issued as of December 17, 2003 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to a subscription agreement dated December 18, 2003 we issued 63,936 units to one accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2003, or to acquire one common share at $0.40 per share for each two warrants until December 31, 2004. The shares were issued as of December 18, 2003 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 11, 2004 we received notification that one of the private placement subscription agreements dated December 10, 2003 was delivered to us in error. On February 16, 2004 we authorized our transfer agent to cancel 20,000 shares and to return the shares to treasury as of January 30, 2004.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as an exhibit to our Form 10-KSB filed on January 12, 2004. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Ocean Ventures Inc., 110-10851 Shellbridge Way, Richmond, British Columbia, V6X 2W8.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On October 22, 2003 we filed a Form 8-K with the Securities and Exchange Commission regarding the acquisition of Digital Youth Network Inc.

Consolidated Financial Statements Filed as a Part of the Quarterly Report

Our consolidated financial statements include:

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statements of Stockholders' Equity

Notes to the Financial Statements

Exhibit Number and Exhibit Title

(3) Articles of Incorporation and Bylaws

3.1 Articles of Incorporation, effective November 22, 1996(1)

3.2 Certificate of Incorporation, effective November 22, 1996(1)

3.3 By-Laws, effective November 30, 1996(1)

3.4 Articles of Amendment, dated February 22, 1997(1)

3.5 Certificate of Amendment of Articles of Incorporation, effective February 27, 1997(1)

3.6 Certificate of Amendment and Registration of Restated Articles, effective January 31, 2000(1)

3.7 Certificate of Change of Name (British Columbia), dated January 16, 2001(1)

(10) Material Contracts

10.1 Convertible Debenture with Sourcexport, Inc., dated December 5, 2000(1)

10.2 Convertible Debenture Subscription Agreement with Sourcexport, Inc., dated December 1, 2000(1)

10.3 Escrow Agreement with Sourcexport, Inc. and Clark, Wilson, dated December 1, 2000(1)

10.4 Share Purchase Agreement dated as of July 21, 2003, with all of the shareholders of Digital Youth Network, Inc. (2)

10.5 Convertible Debenture dated April 28, 2003, with Digital Youth Network, Inc.(2)

10.6 Amendment to Share Purchase Agreement dated October 1, 2003, with all of the shareholders of Digital Youth Network Inc(3)

10.7 Employment Agreement dated October 1, 2003 between Digital Youth Network Inc. and Daniel Reitzik(3)

10.8 Employment Agreement dated October 1, 2003 between Digital Youth Network Inc. and Robert Skoko(3)

10.9 Employment Agreement dated October 7, 2003 between Digital Youth Network Inc. and Jason Jaspar(3)

10.10* Form of Subscription Agreement entered into with the following subscribers:
Andrew Macdonald
Salus Systems Ltd.
Eddi Sponza
Monty Reitzik
Scipio Consulting Ltd.
684634 B.C. Ltd.
684628 B.C. Ltd.
684631 B.C. Ltd.
Ghouse Productions (2004) Inc.
Vern Powers
Darryl Flash
Wendy Fuller

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics(4)

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

(2) Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2003.

(3) Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on October 22, 2003.

(4) Incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on January 12, 2004.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN VENTURES INC.

By: /s/ Raymond Mol
Raymond Mol, President, Chief Executive Officer and Director
February 19, 2004

By: /s/ Daniel Reitzik
Daniel Reitzik, Director
February 19, 2004

By: /s/ Jerry McKenzie
Jerry McKenzie, Director
February 19, 2004