Form 10KSB/A
period 2003-08-31
OCEAN VENTURES INC
filed 2004-03-09
CIK 1137764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

As at August 31, 2002

As at August 31, 2002, we had a cash position of $376,632 and net working capital of $370,383. We experienced a net increase in our available cash resources over the year ended August 31, 2002 due to the recovery of $129,423, consisting of $125,000 in principle and $4,423 in interest, from an investment in a convertible debenture issued by Sourcexport Inc.

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

Statement of Income (Loss) from Discontinued Operations for the years ended August 31, 2003 and 2002.

Notes to the Financial Statements.

OCEAN VENTURES INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

August 31, 2003 and 2002

(Stated in US Dollars)

Terry Amisano Ltd. Kevin Hanson, CA, CPA (Nevada)	Amisano Hanson Chartered Accountants

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

Vancouver, Canada	/s/ AMISANO HANSON
December 12, 2003, except as to Note 11, which is as of February 24, 2004	Chartered Accountants

Comments by Auditors for Canadian Readers on U.S.- Canada Reporting Conflict

In Canada, reporting standards for auditors do not require the addition of an explanatory paragraph (following the opinion paragraph) or a reservation of opinion when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern and such doubt is accounted for and disclosed in accordance with Canadian generally accepted accounting principles.

Our report to the stockholders dated December 12, 2003 is expressed in accordance with United States reporting standards which requires an explanatory paragraph in the auditors' report.

Vancouver, Canada	/s/ AMISANO HANSON
December 12, 2003, except as to Note 11, which is as of February 24, 2004	Chartered Accountants
750 West Pender Street, Suite 604 Vancouver Canada V6C 2T7	Telephone: 604-689-0188 Facsimile: 604-689-9773 E-MAIL: amishan@telus.net

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
STOCKHOLDERS' EQUITY
Capital stock
Authorized:
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Issued:
1,807,562 common shares (2002: 1,807,562 common shares)	1,307,611	1,307,611
Stock subscriptions received	54,132	-
Accumulated deficit	(1,038,316)	(937,228)
	_______________	____________
	323,427	370,383
	_______________	_____________
	$ 358,146	$ 380,247
	_______________	______________

Nature and Continuance of Operations - Note 1

Subsequent Events and Commitments - Note 10

APPROVED BY THE DIRECTORS:
/s/ Daniel Reitzik, Director	/s/ Raymond Mol, Director

OCEAN VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the years ended August 31, 2003, 2002 and 2001
and September 1, 1999 (Date of Commencement of Development Stage) to August 31, 2003
(Stated in US Dollars)

	2003	 (Note 11)  2002	2001	September 1, 1999 (Date of Com- mencement of Development Stage) to August 31, 2003
General and Administrative Expenses
Accounting and audit fees	$ 14,700	$ 9,135	$ 11,980	$ 45,432
Amortization	200	-	-	200
Bank charges and interest	424	-	-	424
Bad debts	-	12,248	-	12,248
Business investigations	22,226	10,159	-	32,385
Consulting fees	-	10,108	-	10,108
Filing fees	2,050	971	2,442	9,864
Foreign exchange loss	5,283	727	12,009	16,940
Legal fees	38,889	18,264	53,279	119,283
Management fees - Note 7	12,151	15,278	13,075	101,670
Office and miscellaneous	2,956	1,518	3,370	9,605
Transfer agent fees	3,911	3,902	4,665	16,231
	_______________	_______________	_______________	_______________
Loss before other items	(102,790)	(82,310)	(100,820)	(374,390)
	_______________	_______________	_______________	_______________
Other items
Interest income	1,702	3,631	36,054	43,678
Write-off of investment in convertible debenture - Note 6	-	(125,000)	-	(125,000)
Gain on sale of marketable securities - Note 5	-	-	433,472	1,189,097
	_______________	_______________	_______________	_______________
	1,702	(121,369)	469,526	1,107,775
	_______________	_______________	_______________	_______________
Net income (loss) for the period	$ (101,088)	$ (203,679)	$ 368,706	$ 733,385
	_______________	_______________	_______________	_______________

Basic and diluted income (loss) per share	$ (0.06)	$ (0.11)	$ 0.20
	_______________	_______________	_______________
Weighted average number of shares outstanding	1,807,562	1,807,562	1,807,562
	_______________	_______________	_______________

OCEAN VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended August 31, 2003, 2002 and 2001
and September 1, 1999 (Date of Commencement of Development Stage) to August 31, 2003
(Stated in US Dollars)

	2003	 (Note 11)  2002	2001	September 1, 1999 (Date of Com- mencement of Development Stage) to August 31, 2003
Operating Activities
Net income (loss) for the period	$ (101,088)	$ (203,679)	$ 368,706	$ 733,385
Add (deduct) items not affecting cash:
Gain on sale of marketable securities	-	-	(433,472)	(1,189,097)
Write-off of investment in convertible debenture	-	125,000	-	125,000
Amortization	200	-	-	200
Changes in non-cash working capital balances related to operations
GST receivable	(1,823)	18,267	(15,714)	(5,437)
Prepaid expenses	-	323	17	-
Accounts payable and accrued liabilities	24,855	(2,548)	(63,298)	(31,151)
	_______________	_______________	_______________	_______________
Cash used in operating activities	(77,856)	(62,637)	(179,439)	(367,100)
	_______________	_______________	_______________	_______________
Investing Activities
Investment in convertible debenture	-	-	(250,000)	(250,000)
Proceeds from investment in convertible debenture	-	125,000	-	125,000
Proceeds on sale of marketable securities	-	-	544,178	1,394,043
Advances receivable	(340,622)	-	-	(340,622)
Purchase of capital assets	(1,335)	-	-	(1,335)
	_______________	_______________	_______________	_______________
Cash provided by (used in) investing activities	(341,957)	125,000	294,178	927,086
	_______________	_______________	_______________	_______________
Financing Activities
Dividends paid	-	-	(604,577)	(604,577)
Stock subscriptions received	54,132	-	-	54,132
	_______________	_______________	_______________	_______________
Cash provided by (used in) financing activities	54,132	-	(604,577)	(550,445)
	_______________	_______________	_______________	_______________
Increase (decrease) in cash during the period	(365,681)	62,363	(489,838)	9,541

Cash, beginning of the period	376,632	314,269	804,107	1,410
	_______________	_______________	_______________	_______________
Cash, end of the period	$ 10,951	$ 376,632	$ 314,269	$ 10,951
	_______________	_______________	_______________	_______________

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

Note 2 Summary of Significant Accounting Policies

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America which conform with Canadian generally accepted accounting principles except as disclosed in Note 11.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involved the use of estimates, which have been made using careful judgement. Actual results may differ from these estimates.

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

Note 10 Subsequent Events and Commitments

a) Acquisition of Digital Youth Network Inc. ("DYNI")

Pursuant to a share purchase agreement dated July 21, 2003 and amended October 1, 2003, the Company issued 2,674,252 common shares and it has agreed to issue 100,000 share purchase warrants, exercisable at $0.25 per warrant for one common share until October, 2004, for all of the outstanding shares of DYNI, a private company incorporated in British Columbia, Canada. As a result of this share exchange, the shareholders of DYNI will acquire control of the Company and consequently DYNI is deemed to be the acquirer. The acquisition will be accounted for using the purchase method of accounting, as a reverse take-over. A finders' fee of 500,000 common shares at a value of $0.25 per share has been paid.

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

Note 11 Differences Between Canadian and United States Accounting Principles

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") which differ in certain respects with those principles and practices that the Company would have followed had its financial statements been prepared in accordance with accounting principles and practices generally accepted in Canada ("Canadian GAAP").

The Company's accounting principles generally accepted in the United States differ from accounting principles generally accepted in Canada as follows:

a) Comprehensive Income

Under US GAAP, the statement of operations is separated into net income and other comprehensive income, when applicable.

Under Canadian GAAP, comprehensive income is not separately disclosed as such.

Ocean Ventures Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2003 and 2002 - Page 7
(Stated in U.S. Dollars)

Note 11 Differences Between Canadian and United States Accounting Principles - (cont'd)

(b) Comparative Figures as Previously Reported in Canadian GAAP

The comparative figures presented as at August 31, 2002 and for the year then ended were restated to conform with US GAAP. There are no differences between Canadian GAAP and US GAAP in the disclosure of these comparative figures. The previously reported comparative figures under Canadian GAAP (stated in US dollars) are as follows:

i) Balance Sheet:

ASSETS	August 31, 2002
Current
Cash	$ 376,632
Goods and services tax receivable	3,615
_______________
$ 380,247
_______________
LIABILITIES
Current
Accounts payable and accrued liabilities	$ 9,864
_______________
STOCKHOLDERS' EQUITY
Capital stock	1,307,611
Accumulated deficit	(937,228)
_______________
370,383
_______________
$ 380,247
_______________

Ocean Ventures Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2003 and 2002 - Page 8
(Stated in U.S. Dollars)

Note 11 Differences Between Canadian and United States Accounting Principles - (cont'd)

b) Comparative Figures as Previously Reported in Canadian GAAP - (cont'd)

ii) Statement of Operations:

Year ended August 31, 2002
General and Administrative Expenses
Accounting and audit fees	$ 9,135
Bad debts	12,248
Business investigations	10,159
Consulting fees	10,108
Filing fees	971
Foreign exchange loss	727
Legal fees	18,264
Management fees	15,278
Office and miscellaneous	1,518
Transfer agent fees	3,902
_______________
Loss before other items	(82,310)
_______________
Other items
Interest income	3,631
Write-off of investment in convertible debenture	(125,000)
_______________
(121,369)
_______________
_______________

Basic and diluted loss per share	$ (0.11)
_______________
Weighted average number of shares outstanding	1,807,562
_______________

Ocean Ventures Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2003 and 2002 - Page 9
(Stated in U.S. Dollars)

Note 11 Differences Between Canadian and United States Accounting Principles - (cont'd)

b) Comparative Figures as Previously Reported in Canadian GAAP - (cont'd)

iii) Statement of Cash Flows:

Year ended August 31, 2002
Operating Activities
Net loss for the period	$ (203,679)
Add (deduct) items not affecting cash:
Write-off of investment in convertible debenture	125,000
Changes in non-cash working capital balances related to operations
Goods and services tax receivable	18,267
Prepaid expenses	323
Accounts payable and accrued liabilities	(2,548)
_______________
Cash used in operating activities	(62,637)
_______________
Investing Activity
Proceeds from investment in convertible debenture	125,000
_______________
Cash provided by investing activity	125,000
_______________
Increase in cash during the period	62,363

Cash, beginning of the period	314,269
_______________
Cash, end of the period	$ 376,632
_______________


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
40
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

OCEAN VENTURES INC.

By: /s/ Raymond Mol
Raymond Mol, President and Director (Principal Executive Officer)
Date: March 9,  2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Raymond Mol
Raymond Mol, President, CEO and Director
Date: March 9,  2004

By: /s/ Jerry McKenzie
Jerry McKenzie, Secretary and Director
Date: March 9,  2004

By: /s/ Daniel Reitzik
Daniel Reitzik, Director
Date: March 9,  2004