Form 10QSB/A
period 2003-11-30
OCEAN VENTURES INC
filed 2004-03-09
CIK 1137764

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

Commitments - Note 6

OCEAN VENTURES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three month periods ended November 30, 2003 and 2002
(Stated in US Dollars)
(Unaudited)

	2003	2002

Revenue	$51,809	$11,852

Direct costs
Cellular phones and accessories	2,643	521
Text messaging	70,564	-
Amortization - cellular phones	75,538	3,871

	148,745	4,392

General and Administrative Expenses
Accounting and audit	6,678	-
Advertising and promotion	63,941	6,666
Amortization - equipment	3,382	-
Bank charges and interest	2,658	164
Consulting fees	36,244	5,655
Courier	5,194	-
Interest on convertible debenture	1,125	-
Licenses and dues	263	3,285
Legal fees	2,412	821
Management fees - Note 7	22,423	12,961
Office	8,385	877
Rent	32,425	1,236
Stock compensation expense - Note 6	18,700	-
Telephone and utilities	5,507	295
Transfer agent	1,092	-
Travel	29,693	-
Wages and benefits	67,574	-
Website	1,936	-

	309,632	31,960

Net loss for the period	(406,568)	(24,500)
Comprehensive loss:
Foreign currency translation adjustment	(4,369)	-

Comprehensive loss for the period	$(410,937)	$(24,500)

Basic and diluted loss per share	$(0.09)	$(0.00)

Weighted average number of common shares outstanding	4,333,128	6,260,390

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

-/Cont'd/

OCEAN VENTURES INC. Continued

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period October 4, 2001 (Date of Inception) to November 30, 2003
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Number	Amount	Capital	Income (Loss)	Deficit	(Deficiency)

Balance forward, August 31, 2003	10,697,008	$248,688	$-	$(30,783)	$(543,219)	$(325,314)
Stock consolidated pursuant to business acquisition - Note 6	(5,715,294)	239,353	-	-	-	239,353
Private placements for cash:
- at $0.20 per share	175,000	35,000	-	-	-	35,000
- at $0.22 per share	857,663	188,686	-	-	-	188,686
- at $0.25 per share	148,357	37,089	-	-	-	37,089
- at $0.30 per share	63,936	19,181	-	-	-	19,181
Less: finders' fees	-	(4,127)	-	-	-	(4,127)
Non-cash compensation charge	-	-	18,700	-	-	18,700
Net loss for the period	-	-	-	-	(406,568)	 (406,568)
Foreign currency translation adjustment	-	-	-	(4,369)	-	(4,369)

Balance, November 30, 2003	6,226,670	$763,870	$18,700	$(35,152)	$(949,787)	$(202,369)

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

Note 2 Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America which conform with Canadian Generally accepted accounting principles except as disclosed in Note 11.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results could differ from those estimates.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Ocean Ventures Inc.
Notes to the consolidated Financial Statements
November 30, 2003
(Stated in US Dollars)
Unaudited) - Page 2

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

Income Taxes

The Company follows Statement of Financial Accounting Standard, No. 109, "Accounting for Income Taxes" ("FAS 109") which requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Ocean Ventures Inc.
Notes to the consolidated Financial Statements
November 30, 2003
(Stated in US Dollars)
Unaudited) - Page 3

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

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Operations and Comprehensive Loss and Stockholders' Deficiency. Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity except those resulting from investments by owners and distributions to owners.

Ocean Ventures Inc.
Notes to the consolidated Financial Statements
November 30, 2003
(Stated in US Dollars)
Unaudited) - Page 4

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
Unaudited) - Pag54

Note 6 Capital Stock - (cont'd)

a) Reverse Acquisition - (cont'd)

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
Unaudited) - Page 6

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

Ocean Ventures Inc.
Notes to the consolidated Financial Statements
November 30, 2003
(Stated in US Dollars)
Unaudited) - Page7

Note 11 Differences Between Canadian and United States Accounting Principles - (cont'd)

The Company's accounting principles generally accepted in the United States differ from accounting principles generally accepted in Canada as follows:

Comprehensive Income

Under US GAAP, the statement of operations is separated into net loss and other comprehensive loss, when applicable.

Under Canadian GAAP, comprehensive loss is not separately disclosed as such.

The effect of this difference is as follows:

i) Balance Sheet:

Under Canadian GAAP the amount shown as Accumulated other comprehensive loss on the balance sheet would be restated as Accumulated translation adjustment.

	November 30, 2003	November 30, 2002
US GAAP as reported:
Accumulated other comprehensive loss	$(35,152)	$(30,783)

Canadian GAAP:
Accumulated translation adjustment	$(35,152)	$(30,783)

ii) Statement of Operations:

	Three months ended November 30, 2003	Three months ended November 30, 2002
Comprehensive loss for the period as reported under US GAAP	$(410,937)	$(24,500)
Foreign currency translation adjustment	(4,369)	-

Net loss for the period under Canadian GAAP	$(406,568)	$(24,500)

Basic and diluted loss per share under US and Canadian GAAP	$(0.09)	$(0.00)


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

OCEAN VENTURES INC.

By: /s/ Raymond Mol
Raymond Mol, President, Chief Executive Officer and Director
March 9,  2004

By: /s/ Daniel Reitzik
Daniel Reitzik, Director
March 9,  2004

By: /s/ Jerry McKenzie
Jerry McKenzie, Director
March 9,  2004