Form 10QSB
period 2004-02-29
OCEAN VENTURES INC
filed 2004-04-20
CIK 1137764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

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

7,846,840 common shares outstanding as at April 1, 2004

Transitional Small Business Disclosure Format (Check one):      Yes [X]     No [ ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements as of February 29, 2004 and for the six month period ended February 28, 2003 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

OCEAN VENTURES INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2004

(Stated in US Dollars)

(Unaudited)

OCEAN VENTURES INC.
CONSOLIDATED BALANCE SHEETS
February 29, 2004
(Stated in US Dollars)
(Unaudited)

ASSETS	February 29,	August 31,
	2004	2003
Current
Cash	$22,317	$13,955
Amounts receivable	749	-
Goods and services taxes receivable	11,434	15,980
Inventory - Note 3	16,754	17,966
Prepaid expenses	5,451	45,140
	___________________	____________________
	56,705	93,041
Capital assets - Note 4	190,280	171,505
	___________________	____________________
	$246,985	$264,546
	___________________	____________________
LIABILITIES
Current
Bank indebtedness	$-	$27,694
Accounts payable and accrued liabilities - Note 7	446,355	149,442
Convertible debenture	-	18,041
Advances payable	-	340,622
Due to shareholders - Note 5	-	54,061
	__________________	__________________
	446,355	589,860
	__________________	__________________
STOCKHOLDERS' DEFICIENCY
Capital stock - Note 6
Authorized:
Unlimited Common shares without par value
Unlimited Preferred shares without par value
Issued:
7,498,366 Common shares	1,015,804	248,688
Common shares subscribed	5,989	-
Additional paid-in capital	18,700	-
Accumulated other comprehensive loss	(35,746)	(30,783)
Accumulated deficit	(1,204,117)	(543,219)
	__________________	________________
	(199,370)	(325,314)
	__________________	__________________
	$246,985	$264,546
	___________________	___________________

Nature and Continuance of Operations - Note 1
Commitments - Note 6

OCEAN VENTURES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three month periods ended February 29, 2004 and February 28, 2003 and for the six month periods ended February 29, 2004 and February 28, 2003
(Stated in US Dollars)
(Unaudited)

	Three months ended		Six months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003

Revenue	$33,247	$18,527	$85,056	$30,379
	__________________	__________________	__________________	__________________
Direct costs
Cellular phones and accessories	708	2,161	3,351	2,682
Text messaging	802	-	71,366	-
Amortization - cellular phones	90,057	13,593	165,595	17,464
	__________________	__________________	__________________	__________________
	91,556	15,754	240,311	20,146
	__________________	__________________	__________________	__________________
General and Administrative Expenses
Accounting and audit	6,080	-	12,758	-
Advertising and promotion	8,229	1,564	72,170	8,230
Amortization and equipment	3,702	-	7,084	0
Bank changes and interest	3,974	659	6,632	823
Consulting fees	34,758	19,303	71,002	24,958
Courier	1,427	-	6,621	-
Interest on convertible debenture	-	-	1,125	-
Insurance	748	258	748	258
Licenses and dues	561	39	824	3,324
Legal fees	26,776	821	29,188	821
Management fees - Note 7	34,946	16,027	57,369	28,988
Office	3,499	1,257	11,884	2,133
Rent	9,597	1,168	42,022	2,404
Stock compensation expense - Note 6	-	-	18,700	-
Telephone and utilities	4,695	686	10,202	981
Transfer agent	1,924	-	3,016	-
Travel	9,136	-	38,829	-
Wages and benefits	44,165	1,059	111,739	1,059
Website	1,793	3,816	3,729	3,816
	__________________	__________________	__________________	__________________
	196,011	46,657	505,643	77,795
	__________________	__________________	__________________	__________________
Net loss for the period	(254,331)	(43,884)	(660,899)	(67,562)
Comprehensive loss;
Foreign currency translation adjustment	(594)	101	(4,963)	101
	__________________	__________________	__________________	__________________
Comprehensive loss for the period	$(254,925)	$(43,783)	$(665,862)	$(67,461)
	___________________	___________________	___________________	___________________
Basic and diluted loss per share	$(0.04)	$(0.00)	$(0.11)	$(0.01)
	___________________	___________________	___________________	___________________
Weighted average number of common shares outstanding	6,633,966	8,890,399	6,024,200	8,075,866
	___________________	___________________	___________________	___________________

OCEAN VENTURES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six month periods ended February 29, 2004 and February 28, 2003
(Stated in US Dollars)
(Unaudited)

	2004	2003
Operating Activities
Net loss for the period	$(660,899)	$(67,652)
Items not affecting cash:
Amortization	172,679	17,464
Consulting fees	-	5,071
Stock compensation expense - Note 6	18,700	-
Changes in non-cash working capital balances related to operations:
Accounts receivable	(756)
Goods and services taxes receivable	12,808	(6,901)
Inventory	1,903	(4,370)
Prepaid expenses	41,785	(300)
Accounts payable and accrued liabilities	237,924	43,939
	__________________	__________________
	(175,856)	(12,660)
	__________________	__________________
Investing Activities
Capital assets acquired	(156,267)	(92,711)
Convertible debenture	(19,883)	-
Advances to Digital Youth Network Inc. prior to acquisition	(84,034)	-
Net cash acquired in the acquisition of Digital Youth Network Inc.	3,498	-
	__________________	__________________
	(256,686)	(92,711)
	__________________	__________________
Financing Activities
Bank indebtedness	(27,694)	5,531
Common share issuances	512,709	100,761
Stock subscriptions received	5,989	-
Due to shareholders	(57,669)	-
	__________________	__________________
	433,335	106,292
	__________________	__________________
Effect of foreign currency translation on cash	21,524	(1,933)
	__________________	__________________
Increase (decrease) in cash during the period	22,317	(1,012)

Cash, beginning of period	-	1,012
	__________________	__________________
Cash, end of period	$22,317	$-
	___________________	___________________

Supplemental disclosure with respect to cash flows - Note 8

OCEAN VENTURES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period October 4, 2001 (Date of Inception) to February 29, 2004
(Stated in US Dollars)
(Unaudited)

					Accumulated
			Common	Additional	Other		Stockholders'
	Common Shares		Shares	Paid-in	Comprehensive	Accumulated	Equity
	Number	Amount	Subscribed	Capital	Income (Loss)	Deficit	(Deficiency)

Shares issued on incorporation	5,000,000	$32	$-	$-	$-	$-	$32
Issued for cash:
- private placement - at $0.16 per share	100,000	15,911	-	-	-	-	15,911
- share purchase agreement	2,170,285	82,205	-	-	-	-	82,205
Less: finders fee	-	(6,364)	-	-	-	-	(6,364)
Net loss for the period	-	-	-	-	-	(89,289)	(89,289)
Foreign currency translation adjustment	-	-	-	-	508	-	508
	__________________	__________________	_________________	_________________	__________________	__________________	__________________
Balance, August 31, 2002	7,270,285	91,784	-	-	508	(89,289)	3,003

Issued for cash:
- share purchase agreement	1,318,863	47,541	-	-	-	-	47,541
- private placement - at $0.06 per share	407,860	27,281	-	-	-	-	27,281
- private placement - at $0.03 per share	1,000,000	34,882	-	-	-	-	34,882
Less: finders fee	-	(1,125)	-	-	-	-	(1,125)
Share issued in exchange for services rendered	700,000	48,325	-	-	-	-	48,325
Net loss for the year	-	-	-	-	-	(453,930)	(453,930)
Foreign currency translation adjustment	-	-	-	-	(31,291)	-	(31,291)
	__________________	__________________	__________________	__________________	__________________	__________________	__________________
Balance, August 31, 2003	10,697,008	$248,688	$-	$-	$(30,783)	$(543,219)	$(325,314)

.../Cont'd.

OCEAN VENTURES INC. Continued

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period October 4, 2001 (Date of Inception) to February 29, 2004
(Stated in US Dollars)
(Unaudited)

					Accumulated
			Common	Additional	Other		Stockholders'
	Common Shares		Shares	Paid-in	Comprehensive	Accumulated	Equity
	Number	Amount	Subscribed	Capital	Income (Loss)	Deficit	(Deficiency)

Balance forward, August 31, 2003	10,697,008	$248,688	$-	$-	$(30,783)	$(543,219)	$(325,314)
Stock consolidated pursuant to business acquisition - Note 6	(5,715,294)	239,353	-	-	-	-	239,353
Private placements for cash:
- at $0.20 per share	175,000	35,000	-	-	-	-	35,000
- at $0.22 per share	2,129,359	468,459	-	-	-	-	468,459
- at $0.25 per share	148,357	37,089	-	-	-	-	37,089
- at $0.30 per share	63,936	19,181	-	-	-	-	19,181
Less: finders' fees	-	(31,966)	-	-	-	-	(31,966)
Share subscriptions received	-	-	5,989	-	-	-	5,989
Non-cash compensation charge	-	-	-	18,700	-	-	18,700
Net loss for the period	-	-	-	-	-	(660,898)	(660,898)
Foreign currency translation adjustment	-	-	-	-	(4,963)	-	(4,963)
	__________________	__________________	_________________	_________________	__________________	__________________	__________________
Balance, February 29, 2004	7,498,366	$1,015,804	$5,989	$18,700	$(35,746)	$(1,204,117)	$(199,370)
	__________________	__________________	_________________	_________________	__________________	__________________	__________________

OCEAN VENTURES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2004
(Stated in US Dollars)
(Unaudited)

Note 1 Nature and Continuance of Operations

The Company was incorporated on November 22, 1996, under the Business Corporations Act of the Province of Alberta. On January 31, 2000, the Company changed its name to Ocean Ventures Inc. At February 29, 2004, substantially all of the Company's assets and operations are located and conducted in Canada.

The Company's shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America. The Company ceased its prior business on November 30, 1999 and began investigating new business ventures on September 1, 1999. This process ended on October 7, 2003, when the Company completed the acquisition of Digital Youth Network Inc. ("DYNI"), a private company incorporated in British Columbia, Canada on October 4, 2001 and continued under the Canada Business Corporations Act on November 12, 2002. DYNI's operations, at present, focus on the distribution of cellular phones and accessories to the 13 to 18 years of age group so as to be able to communicate with and generate advertising revenue via text messaging to this group.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $1,204,117 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. As at February 29, 2004, the Company has a working capital deficiency of $389,650. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2 Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America which conform with Canadian generally accepted accounting principles except as disclosed in Note 11. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results could differ from those estimates.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Note 2 Summary of Significant Accounting Policies - (cont'd)

Interim Reporting

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements may not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the six-month period ended February 29, 2004, are not necessarily indicative of the results to be expected for the year ending August 31, 2004.

These unaudited financial statements should be read in conjunction with the August 31, 2003 audited financial statements of the Company and DYNI.

Principles of Consolidation

The financial statements include the accounts of the Company and DYNI.

On October 7, 2003, pursuant to a share purchase agreement, the Company acquired 99.996% of the outstanding shares of DYNI. The acquisition of DYNI has been accounted for using the purchase method of accounting, whereby DYNI has been identified as the acquirer in a reverse acquisition (Note 6). As a result, the comparative amounts shown are those of DYNI as at August 31, 2003 and for the six-month period ended February 28, 2003 and the consolidated statement of stockholders' equity includes DYNI share transactions from the date of inception of DYNI on October 4, 2001.

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

Fair Value of Financial Instruments

The carrying value of cash, amounts receivable, bank indebtedness, accounts payable and accrued liabilities, convertible debentures, advances payable and due to shareholders approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

The Company has elected to account for stock-based compensation following APB No. 25, "Accounting for Stock Issued to Employees", and provide the disclosures required under SFAS No. 123, "Accounting for Stock-based Compensation".

Comprehensive Income

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

Note 3 Inventory

	February 29, 2004	August 31, 2003
Prepaid airtime	$3,921	$4,395
Cellular phone parts and accessories	12,833	13,571
	_________________	_________________
	$6,754	$17,966
	__________________	__________________

Note 4 Capital Assets

	February 29, 2004			August 31, 2003
		Accumulated
	Cost	Amortization	Net	Net
Cellular phones	$400,270	$270,544	$129,726	$134,497
Computer and office equipment	55,873	10,480	45,393	37,008
Text messaging software	15,161	-	15,161	-
	_________________	_________________	_________________	_________________
	$471,304	$281,024	$190,280	$171,505
	__________________	__________________	__________________	__________________

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

Net cash acquired	$3,498
Goods and services tax receivable	7,487
Advances to DYNI	286,182
Computer equipment	1,198
Accounts payable and accrued liabilities	(59,012)
_________________
Common stock issued	$239,353
__________________

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

	February 29, 2004		February 28, 2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding and exercisable at beginning of period	-	-	-	-
Granted	250,000	$0.25	-	-
	_________________	_________________	_________________	_________________
Outstanding and exercisable at end of the period	250,000	$0.25	-	-
	__________________	__________________	__________________	__________________

A non-cash compensation charge of $18,700, associated with the granting of the 250,000 options, has been recognized in the financial statements for the period ended February 29, 2004. These options expire on October 7, 2008.

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

Note 7 Related Party Transactions

The Company was charged the following expenses by directors of the Company and by a company with a common director:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Management fees	$34,946	$16,027	$57,369	$28,988
	__________________	__________________	__________________	__________________

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

At February 29, 2004, accounts payable and accrued liabilities include $103,053 (August 31, 2003:  $26,920) due to directors of the Company.

Note 8 Supplemental Disclosures With Respect to Cash Flows

Other Supplemental Disclosures	2003	2002
Cash paid during the period for interest	$-	$-
	__________________	__________________
Cash paid during the period for income taxes	$-	$-
	__________________	__________________

Note 9 Subsequent Event

Subsequent to February 29, 2004, the Company has issued 348,474 units at $0.20 per unit for proceeds of $69,695. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to acquire one additional common share at $0.40 per share until December 31, 2005.

Note 10 Economic Dependence

The Company is dependent on one supplier of cellular phones and their airtime network.

Note 11 Differences Between Canadian and United States Accounting Principles

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

	February 29,	February 28,
	2004	2003
US GAAP as reported:
Accumulated other comprehensive loss	$(35,746)	$(30,783)
	_________________	_________________
Canadian GAAP:
Accumulated translation adjustment	$(35,746)	$(30,783)
	_________________	_________________

ii) Statement of Operations:

	Six months	Six months
	ended	ended
	February 29,	February 28,
	2004	2003
Comprehensive loss for the period as reported under US GAAP	$(665,862)	$(67,461)
Foreign currency translation adjustment	4,963	(101)
	_________________	_________________
Net loss for the period under Canadian GAAP	$(660,899)	$(67,562)
	__________________	__________________
Basic and diluted loss per share under US and Canadian GAAP	$(0.11)	$(0.01)
	__________________	__________________

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

General

Our company was incorporated under the laws of the Province of Alberta on November 22, 1996 under the name "CallDirect Capital Corp.". We changed our name to "Ocean Ventures Inc." on January 31, 2000, and at the same time completed a consolidation of our then issued and outstanding common shares on a 5:1 basis, effective January 27, 2001. We are also registered as an extra-provincial company in the Province of British Columbia, and are a reporting issuer under the securities laws of both the province of Alberta and the province of British Columbia.

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

About Digital Youth Network

Digital Youth Network is a federally incorporated Canadian corporation with its principal place of business located at Suite 302, 1040 Hamilton Street, Vancouver, B.C., Canada V6B 2R9. Digital Youth Network was formed as a British Columbia corporation on October 4, 2001, under the name PCS Media Inc. and, on November 12, 2002 it was continued under the federal laws of Canada under the name Digital Youth Network Inc.

Digital Youth Network integrates wireless and Internet technologies and print media to provide services and advertising to North American teenagers between 13 and 18 years of age. The terms "digital youth" and generation "DY" refer to the generation of young people that are currently 13 to 18 years of age. With parental permission, Digital Youth Network provides cellular telephones and related services to its generation DY subscribers through high schools in participating school districts. For those participants that already own a cellular telephone when they subscribe, we provide only the related services. These cellular telephones provide participating students with free access to 24-hour crisis lines and 911 service, free incoming text messaging from parents and friends when sent through the Digital Youth Network system, low cost prepaid airtime and, more recently, legally downloadable music. Participating schools can send safety alerts and emergency text messages to participating students when necessary. Digital Youth Network also sells to advertisers the opportunity to deliver advertising messages to its member students using various combinations of text messaging, email, direct mail to students' homes and via the Internet on one of Digital Youth Networks' web-pages. Low cost prepaid airtime will be available to the students through Digital Youth Network's Website located at www.digitalyouth.ca.

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

Digital Youth Network is working with Universal Music on a continuous basis to promote new artists and their album releases to the Digital Youth Network subscriber community. Digital Youth Network develops market research from its subscriber base for Universal Music in exchange for prizes provided by Universal Music for distribution among the Digital Youth Network subscriber community as incentive for their participation in the market research and for new subscriber incentives to join the Digital Youth community.

Digital Youth Network will derive revenues from membership dues, the sale of advertising (targeted text messaging, email, direct mail, print media and web site), the sale of cellular telephone accessories and airtime, ringtones and legally downloadable music and market research.

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended February 29, 2004 and February 28, 2003 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on January 12, 2004, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this registration statement. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 22 of this quarterly report.

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

Effective October 7, 2003, we acquired 99.99626% of the issued and outstanding shares of Digital Youth Network Inc., a company incorporated under the laws of British Columbia and continued under the federal laws of Canada.

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

RESULTS OF OPERATIONS

Three month periods ended February 29, 2004 and February 28, 2003

We have reported a net loss for the three months ended February 29, 2004 of $254,331 or $.04 per share based on a weighted average number of common shares outstanding of 6,633,966, compared to a net loss of $43,884 or $0.0 per share for the three months ended February 28, 2003, based on a weighted average number of common shares outstanding of 8,890,399.

During the three months ended February 29, 2004, we had revenue of $33,247, compared to revenue of $18,527 for the three months ended February 28, 2003. This increase in revenue is due to the growth in our subscriber base and business.

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

Our general and administrative expenses for the three months ended February 29, 2004 were $196,011, compared to $46,657 for the three months ended February 28, 2003. Overall, this increase is due to the substantial growth in the number of our subscribers and the resulting growth of our business. The cost of advertising and promotion for the three months ended February 29, 2004 was $8,229, compared to $1,564 for the three months ended February 28, 2003. Similarly, the cost of travel for the three months ended February 29, 2003 was nil, while the cost of travel for the three months ended February 29, 2004 was $9,136. These increases in advertising, promotion and travel expenses are due primarily to a promotional campaign to offer Digital Youth memberships to eligible secondary school students in the Greater Toronto Area, and to our discussions with Universal Music and Microcell Inc., whose offices are located in Toronto and Montreal, respectively.

Wages and benefits for the three months ended February 29, 2004 were $44,165 compared to $1,059 in the three months ended February 28, 2003, while consulting fees for the three months ended February 29,2004 were $34,758 compared to $19,303 during the three months ending February 28, 2003. These increases are due to an increase in the number of our Digital Youth members from approximately 2,000 members at February 28, 2003, to approximately 16,750 members at February 29, 2004, and the corresponding increase in customer service requirements.

We incurred rental expenses of $1,168 during the three months ending February 23, 2003, compared to rental expenses of $9,597 during the three months ending February 29, 2004. This increase is due to the expansion of our retail distribution network, which we subsequently replaced with a home delivery service, and to our rental of our head office in Vancouver. Our telecommunications service provider Microcell Inc. now ships handsets directly to each member's address upon order, and we no longer require retail distribution facilities, though we continue to maintain our administrative offices in downtown Vancouver.

There was a net increase in cash during the three month period ended February 29, 2004 to $22,317 compared to cash of $0 at February 28, 2003. We continue to use our cash on hand to fund our ongoing expenses.

Liquidity and Capital Resources

As at February 29, 2004

As at February 29, 2004, we had a cash position of $22,317 and a net working capital deficiency of $1,204,117.

We do not have sufficient cash resources to fund our normal operating expenses, which total approximately CDN$70,000 (US $54,000) per month, for the balance of the fiscal year.

Plan of Operation - Cash Requirements

Over the six month period ending February 28, 2005, we anticipate that we will need approximately $500,000 for normal operating expenses. We believe that we will need to raise all of this money through the sale of additional equity or debt securities, as revenue derived by Digital Youth Network is not sufficient to fund the anticipated operating expenses.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the six months ending February 28, 2005.

Purchase of Significant Equipment

We anticipate that we will need to purchase additional software to expand our existing text messaging capabilities at a cost of approximately $25,000.

Employees

Prior to the date of our acquisition of our subsidiary company Digital Youth Network Inc. on October 7, 2003, we had no employees. As at February 29, 2004, our subsidiary company Digital Youth Network employed 13 persons. Over the twelve months ending February 28, 2005, we do not anticipate an increase in the number of people that our company employs directly, but we do anticipate an increase in the number of employees employed by our subsidiary company, from the current 15 to 20. These employees will be required to fill customer service, accounting, website design and development, advertising sales and telephone handset distribution roles. As at February 29, 2004, our subsidiary company was spending an aggregate of approximately $40,000 per month on wages, benefits and withholdings for all of its employees. An increase in the number of employees will have a corresponding impact on our monthly expenses, though the actual amount of this increase will depend on the number of employees we ultimately retain.

Offices

We currently share office space with one of our directors, who has provided our company with space on a rent free as-needed basis. Since February 29, 2004, Digital Youth Network ceased to occupy its last retail distribution center located in Surrey, British Columbia. Digital Youth Network's principal place of business is currently located at Suite 302, 1040 Hamilton Street, Vancouver, B.C., Canada V6B 2R9.

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

We have an accumulated deficit of $1,204,117 as at February 29, 2004. We had revenue for the three months ended February 29, 2004 of $33,247 and expenses for the same period of $287,567. At this time, our ability to generate any further revenues is uncertain. If we do not begin to generate significant revenues that enable us to operate profitably, our business will be adversely affected.

We require additional financing in order to continue in business as a going concern, the availability of which is uncertain.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the three months ending February 29, 2004, our independent auditors included additional comments in their Auditors' report indicating concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Pursuant to subscription agreements dated December 10, 2003 we issued 1,484,838 units to three accredited investors. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2003, or to acquire one common share at $0.40 per share for each two warrants until December 31, 2004. These units were issued as of January 30, 2004 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. However, 348,474 of these 1,484,838 units were issued in error as the result of a clerical error in the written subscription agreements providing for their issuance. We are in the process of amending these subscription agreements to provide for the return to treasury of an aggregate of 348,474 of these 1,484,838 units. A total of 348,474 shares were returned to treasury as of January 30, 2004.

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

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On February 20, 2004 we filed a Form 8-K/A with the Securities and Exchange Commission attaching the financial statements of Digital Youth Network Inc.

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

10.6 Amendment to Share Purchase Agreement dated October 1, 2003, with all of the shareholders of Digital Youth Network Inc(3)

10.7 Employment Agreement dated October 1, 2003 between Digital Youth Network Inc. and Daniel Reitzik(3)

10.8 Employment Agreement dated October 1, 2003 between Digital Youth Network Inc. and Robert Skoko(3)

10.9 Employment Agreement dated October 7, 2003 between Digital Youth Network Inc. and Jason Jaspar(3)

10.10 Form of Subscription Agreement entered into with the following subscribers(5)
Andrew Macdonald
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

(2) Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2003.

(3) Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on October 22, 2003.

(4) Incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on January 12, 2004.

(5) Incorporate by reference from our Form 10-QSB filed with the Securities and Exchange Commission on February 20, 2004.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN VENTURES INC.

By: /s/ Raymond Mol
Raymond Mol, President, Chief Executive Officer and Director
April 19, 2004

By: /s/ Daniel Reitzik
Daniel Reitzik, Director
April 19, 2004

By: /s/ Jerry McKenzie
Jerry McKenzie, Director
April 19, 2004