Form 10QSB/A
period 2004-02-29
OCEAN VENTURES INC
filed 2004-04-27
CIK 1137764

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

We are filing this amended Form 10-QSB to correct the certifications filed with the Form 10-QSB filed on April 19, 2004. Due to a clerical error we filed an extra set of certifications for Jason Jaspar in the capacity of Chief Financial Officer. Mr. Jaspar is not our Chief Financial Officer. Mr. Raymond Mol is our Chief Financial Officer.

PART 1 - FINANCIAL INFORMATION

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
Darryl Flash
Wendy Fuller

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics(4)

(21) Subsidiaries of our Company

21.1 Digital Youth Network, Inc.

(31) Section 302 Certifications

31.1* Certification by Raymond Mol pursuant to Section 302 under the Sarbanes-Oxley Act of 2002

(32) Section 906 Certifications

 2.1* Certification by Raymond Mol pursuant to Section 906 under the Sarbanes-Oxley Act of 2002

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

OCEAN VENTURES INC.

By:  /s/ Raymond Mol
Raymond Mol, President, Chief Executive Officer and Director
April 27, 2004

By: /s/ Daniel Reitzik
Daniel Reitzik, Director
April 27, 2004

By: /s/ Jerry McKenzie
Jerry McKenzie, Director
April 27, 2004