Form 10QSB
period 2004-05-31
OCEAN VENTURES INC
filed 2004-08-20
CIK 1137764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period

Commission file number 0-32715
DIGITAL YOUTH NETWORK CORP. (formerly Ocean Ventures Inc.) (Exact name of small business issuer as specified in its charter)
Alberta, Canada (State or other jurisdiction of incorporation or organization)	98-0343194 (I.R.S. Employer Identification No.)
#302 - 1040 Hamilton Street Vancouver, BC, Canada V6B 2R9 (Address of principal executive offices)
(604) 682-6203
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

8,217,561 common shares outstanding as at August 18, 2004

Transitional Small Business Disclosure Format (Check one):      Yes [X]     No [ ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements as of May 31, 2004 and for the three month period ended May 31, 2004 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DIGITAL YOUTH NETWORK CORP.

(formerly Ocean Ventures Inc.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

(Stated in US Dollars)

(Unaudited - Prepared by Management)

DIGITAL YOUTH NETWORK CORP.
(formerly Ocean Ventures Inc.)
CONSOLIDATED BALANCE SHEETS
May 31, 2004
(Stated in US Dollars)
(Unaudited - Prepared by Management)

	May 31, 2004	August 31, 2003
ASSETS
Current
Cash	$ -	$ 13,955
Amounts receivable	5,863	-
Goods and services taxes receivable	11,882	15,980
Inventory - Note 3	15,264	17,966
Prepaid expenses	4,978	45,140
	______________	______________
	37,987	93,041
Capital assets - Note 4	102,203	171,505
	______________	______________
	$ 140,190	$ 264,546
	_________________	_________________
LIABILITIES
Current
Bank indebtedness	$ 12,352	$ 27,694
Accounts payable and accrued liabilities - Note 7	451,814	149,442
Convertible debenture	-	18,041
Advances payable	-	340,622
Due to shareholders - Note 5	-	54,061
	______________	______________
	464,166	589,860
	______________	______________
STOCKHOLDERS' DEFICIENCY
Capital stock - Note 6
Authorized:
Unlimited Common shares without par value
Unlimited Preferred shares without par value
Issued:
7,846,840 Common shares	1,085,499	248,688
Additional paid-in capital	18,700	-
Accumulated other comprehensive loss	(30,614)	(30,783)
Accumulated deficit	(1,397,561)	(543,219)
	______________	______________
	(323,976)	(325,314)
	______________	______________
	$ 140,190	$ 264,546
	_________________	_________________

Nature and Continuance of Operations - Note 1
Commitments - Note 6
Subsequent Events - Note 10

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.
(formerly Ocean Ventures Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine month periods ended May 31, 2004 and 2003
(Stated in US Dollars)
(Unaudited - Prepared by Management)

	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003

Revenue	$ 29,875	$ 20,131	$ 114,931	$ 44,054
	______________	______________	______________	______________
Direct costs
Cellular phones and accessories	243	30,405	3,594	112,915
Text messaging	10,305	-	81,671	-
Amortization - cellular phones	81,166	-	246,761	-
	______________	______________	______________	______________
	91,714	30,405	332,026	112,915
	______________	______________	______________	______________
General and Administrative Expenses
Accounting and audit	3,633	-	16,391	-
Advertising and promotion	6,103	1,160	78,273	14,901
Amortization and equipment	3,426	-	10,510	1,769
Bank changes and interest	2,855	353	9,487	1,230
Consulting fees	29,981	18,032	100,983	37,760
Interest on convertible debenture	1	-	1,126	-
Insurance	922	-	1,670	-
Licenses and dues	-	-	824	-
Legal fees	10,824	3,114	40,012	8,983
Management fees - Note 7	15,522	41,440	72,891	76,929
Office	7,889	6,939	26,384	8,940
Rent	9,416	4,105	51,438	14,842
Stock-based compensation expense - Note 6	-	-	18,700	-
Telephone and utilities	2,310	-	12,512	-
Transfer agent	2,415	-	5,431	-
Travel	6,817	3,653	45,646	13,348
Wages and benefits	28,180	-	139,919	-
Website	1,153	-	4,882	-
	______________	______________	______________	______________
	131,437	78,796	637,247	178,702
	______________	______________	______________	______________
Net loss for the period	(193,276)	(89,070)	(854,342)	(247,563)
Comprehensive loss
Foreign currency translation adjustment	169	101	169	(16,545)
	______________	______________	______________	______________
Comprehensive loss for the period	$ (193,107)	$ (88,969)	$ (854,173)	$ (264,108)
	_________________	_________________	_________________	_________________
Basic and diluted loss per share	$ (0.03)	$ (0.01)	$ (0.13)	$ (0.03)
	_________________	_________________	_________________	_________________
Weighted average number of common shares outstanding	6,507,420	8,890,399	6,634,909	8,677,844
	_________________	_________________	_________________	_________________

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.
(formerly Ocean Ventures Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine month periods ended May 31, 2004 and 2003
(Stated in US Dollars)
(Unaudited - Prepared by Management)

	2004	2003
Operating Activities
Net loss for the period	$ (854,174)	$ (264,108)
Items not affecting cash:
Amortization	257,271	1,769
Consulting fees	-	37,760
Stock-based compensation expense - Note 6	18,700	-
Changes in non-cash working capital balances related to operations:
Amounts receivable	(6,003)	-
Goods and services taxes receivable	6,471	(11,485)
Inventory	3,067	(46,748)
Prepaid expenses	41,880	(2,553)
Accounts payable and accrued liabilities	241,344	51,600
	______________	______________
	(291,444)	(233,765)
	______________	______________
Investing Activities
Capital assets acquired	(156,267)	(4,887)
Advances to Digital Youth Network Inc. prior to acquisition	(84,034)	-
Net cash acquired in the acquisition of Digital Youth Network Inc.	3,498	-
	______________	______________
	(236,803)	(4,887)
	______________	______________
Financing Activities
Bank indebtedness	15,342	-
Common share issuances	582,404	108,579
Stock subscriptions receivable	-	9,655
Convertible debenture repayment	(19,883)	-
Due to shareholders	(57,669)	-
Advances payable	-	134,958
	______________	______________
	520,194	253,192
	______________	______________
Effect of foreign currency translation on cash	(5,902)	5,148
	______________	______________
Increase (decrease) in cash during the period	(13,955)	19,688

Cash, beginning of period	13,955	1,012
	______________	______________
Cash, end of period	$ -	$ 20,700
	_________________	_________________

Supplemental disclosure with respect to cash flows - Note 8

DIGITAL YOUTH NETWORK CORP.
(formerly Ocean Ventures Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period October 4, 2001 (Date of Inception) to May 31, 2004
(Stated in US Dollars)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity (Deficiency)
	Number	Amount

Shares issued on incorporation	5,000,000	$ 32	$ -	$ -	$ -	$ 32
Issued for cash:
- private placement - at $0.16 per share	100,000	15,911	-	-	-	15,911
- share purchase agreement	2,170,285	82,205	-	-	-	82,205
Less: finders fee	-	(6,364)	-	-	-	(6,364)
Net loss for the period	-	-	-	-	(89,289)	(89,289)
Foreign currency translation adjustment	-	-	-	508	-	508
	______________	______________	______________	______________	______________	______________
Balance, August 31, 2002	7,270,285	91,784	-	508	(89,289)	3,003

Issued for cash:
- share purchase agreement	1,318,863	47,541	-	-	-	47,541
- private placement - at $0.06 per share	407,860	27,281	-	-	-	27,281
- private placement - at $0.03 per share	1,000,000	34,882	-	-	-	34,882
Less: finders fee	-	(1,125)	-	-	-	(1,125)
Share issued in exchange for services rendered	700,000	48,325	-	-	-	48,325
Net loss for the year	-	-	-	-	(453,930)	(453,930)
Foreign currency translation adjustment	-	-	-	(31,291)	-	(31,291)
	______________	______________	______________	______________	______________	______________
Balance, August 31, 2003	10,697,008	$ 248,688	$ -	$ (30,783)	$ (543,219)	$ (325,314)
	______________	______________	______________	______________	______________	______________
Balance forward, August 31, 2003	10,697,008	$ 248,688	$ -	$ (30,783)	$ (543,219)	$ (325,314)
Stock consolidated pursuant to business acquisition - Note 6	(5,715,294)	239,353	-	-	-	239,353

SEE ACCOMPANYING NOTES

.../Cont'd.

Continued

DIGITAL YOUTH NETWORK CORP.
(formerly Ocean Ventures Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period October 4, 2001 (Date of Inception) to May 31, 2004
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity (Deficiency)
	Number	Amount
Private placements for cash:
- at $0.20 per share	523,474	104,695	-	-	-	104,695
- at $0.22 per share	2,129,359	468,459	-	-	-	468,459
- at $0.25 per share	148,357	37,089	-	-	-	37,089
- at $0.30 per share	63,936	19,181	-	-	-	19,181
Less: finders' fees	-	(31,966)	-	-	-	(31,966)
Non-cash compensation charge	-	-	18,700	-	-	18,700
Net loss for the period	-	-	-	-	(854,342)	(854,342)
Foreign currency translation adjustment	-	-	-	169	-	169
	______________	______________	______________	______________	______________	______________
Balance, May 31, 2004	7,846,840	$ 1,085,499	$ 18,700	$ (30,614)	$ (1,397,561)	$ (323,976)
	_________________	_________________	_________________	_________________	_________________	_________________

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.
(formerly Ocean Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2004
(Stated in US Dollars)
(Unaudited - Prepared by Management)

Note 1 Nature and Continuance of Operations

The Company was incorporated on November 22, 1996, under the Business Corporations Act of the Province of Alberta. In January 2000, the Company changed its name to Ocean Ventures Inc and in May, 2004, the Company changed it name to Digital Youth Network Corp. At May 31, 2004, substantially all of the Company's assets and operations are located and conducted in Canada.

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

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $1,397,561 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. As at May 31, 2004, the Company has a working capital deficiency of $426,179. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Note 2 Summary of Significant Accounting Policies - (cont'd)

Interim Reporting

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements may not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the nine-month period ended May 31, 2004, are not necessarily indicative of the results to be expected for the year ending August 31, 2004.

These unaudited financial statements should be read in conjunction with the August 31, 2003 audited financial statements of the Company and DYNI.

Principles of Consolidation

The financial statements include the accounts of the Company and DYNI.

On October 7, 2003, pursuant to a share purchase agreement, the Company acquired 99.996% of the outstanding shares of DYNI. The acquisition of DYNI has been accounted for using the purchase method of accounting, whereby DYNI has been identified as the acquirer in a reverse acquisition (Note 6). As a result, the comparative amounts shown are those of DYNI as at August 31, 2003 and for the nine-month period ended May 31, 2003 and the consolidated statement of stockholders' equity includes DYNI share transactions from the date of inception of DYNI on October 4, 2001.

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

Note 2 Summary of Significant Accounting Policies - (cont'd)

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be antidilutive.

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

Note 3 Inventory

	May 31, 2004	August 31, 2003
Prepaid airtime	$ -	$ 4,395
Cellular phone parts and accessories	15,264	13,571
	______________	______________
	$ 15,264	$ 17,966
	_________________	_________________

Note 4 Capital Assets

	May 31, 2004			August 31, 2003
	Cost	Accumulated Amortization	Net	Net
Cellular phones	$ 400,270	$ 355,195	$ 45,075	$ 134,497
Computer and office equipment	55,873	13,906	41,967	37,008
Text messaging software	15,161	-	15,161	-
	______________	______________	______________	______________
	$ 471,304	$ 369,101	$ 102,203	$ 171,505
	_________________	_________________	_________________	_________________

Note 5 Due to Shareholders

The amounts due to shareholders are unsecured, non-interest bearing and have no specific terms for repayment.

Note 6 Capital Stock

a) Reverse Acquisition

Pursuant to a share purchase agreement dated July 21, 2003 and amended October 1, 2003, the Company issued 3,174,152 common shares (including a finders' fee of 500,000 shares) and has agreed to issue 100,000 share purchase warrants, exercisable at $0.25 per warrant for one common share until October, 2004, for all 10,697,008 of the outstanding shares of DYNI. As a result of this share exchange, the shareholders of DYNI acquired control of the Company and consequently DYNI is deemed to be the acquirer for accounting purposes. The acquisition has been accounted for using the purchase method of accounting, as a reverse acquisition in which a recapitalization results whereby DYNI is deemed to have acquired the net assets of the Company at their fair market value at the date of acquisition as follows:

Net cash acquired	$ 3,498
Goods and services tax receivable	7,487
Advances to DYNI	286,182
Computer equipment	1,198
Accounts payable and accrued liabilities	(59,012)
______________
Common stock issued	$ 239,353
_________________

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

	May 31, 2004		August 31, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding and exercisable at beginning of period	-	-	-	-
Granted	250,000	$0.25	-	-
	______________	______________	______________	______________
Outstanding and exercisable at end of the period	250,000	$0.25	-	-
	_________________	_________________	_________________	_________________

A non-cash compensation charge of $18,700, associated with the granting of the 250,000 options, has been recognized in the financial statements for the period ended May 31, 2004. These options expire on October 7, 2008.

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

Note 7 Related Party Transactions

The Company was charged the following expenses by directors of the Company and by a company with a common director:

	Three months ended		Nine months ended
	May 31,		May 31,
	2004	2003	2004	2003
Management fees	$ 15,522	$ 31,287	$ 72,891	$ 62,620
	_________________	_________________	_________________	_________________

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

At May 31, 2004, accounts payable and accrued liabilities include $91,592 (August 31, 2003:  $26,920) due to directors of the Company.

Note 8 Supplemental Disclosures With Respect to Cash Flows

Other Supplemental Disclosures	2003	2002
Cash paid during the period for interest	$ -	$ -
	_________________	_________________
Cash paid during the period for income taxes	$ -	$ -
	_________________	_________________

Note 9 Economic Dependence

The Company is dependent on one supplier of cellular phones and their airtime network.

Note 10 Subsequent Events

Subsequent to May 31, 2004, the Company issued 134,183 common shares at $0.22 per share for a total of $29,520, pursuant to private placements. The Company has also agreed to issue an additional 93,182 common shares at $0.22 per share pursuant to share subscriptions received of $20,500. The Company has also agreed to issue 143,356 common shares in settlement of debts of CDN$25,804.

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

	May 31, 2004	May 31, 2003
US GAAP as reported:
Accumulated other comprehensive loss	$ (30,614)	$ (30,783)
	_________________	_________________
Canadian GAAP:
Accumulated translation adjustment	$ (30,614)	$ (30,783)
	_________________	_________________

ii) Statement of Operations:

	Nine months ended May 31, 2004	Nine months ended May 31, 2003
Comprehensive loss for the period as reported under US GAAP	$ (854,173)	$ (264,108)
Foreign currency translation adjustment	(169)	(16,545)
	______________	______________
Net loss for the period under Canadian GAAP	$ (854,342)	$ (247,563)
	_________________	_________________
Basic and diluted loss per share under US and Canadian GAAP	$ (0.13)	$ (0.03)
	_________________	_________________

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks enumerated in the section entitled "Risk Factors", that may cause our actual results or the actual results in our industry, of our levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our" and "Digital Youth" mean our company, Digital Youth Network Corp., and our majority-owned subsidiary Digital Youth Network Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.

General

Our company was incorporated under the laws of the Province of Alberta on November 22, 1996 under the name "CallDirect Capital Corp.". We changed our name to "Ocean Ventures Inc." on January 31, 2000, and at the same time completed a consolidation of our then issued and outstanding common shares on a 5:1 basis, effective January 27, 2001. On July 20, 2004 we changed our name to Digital Youth Network Corp. We are also registered as an extra-provincial company in the Province of British Columbia, and are a reporting issuer under the securities laws of both the province of Alberta and the province of British Columbia.

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

We entered into a share purchase agreement dated July 21, 2003 with Daniel Reitzik, Jason Jaspar, Robert Skoko, Murray Smith, Chris Sargent, Monty Reitzik, George and Sophie Spurr, Robert Foo, Jan Drake, Eddi Sponza, Jon Peters, Raymond Mol, Megan McKenzie, Jennifer McKenzie, Louise Shaw, Debra Mol, Carmol Business Management Ltd. and Conquest Consulting Inc., being all of the shareholders of Digital Youth Network Inc., pursuant to which we agreed to acquire from them all of the 10,697,008 issued and outstanding shares of Digital Youth Network Inc. in exchange for 100,000 non-transferable share purchase warrants (to be issued to Jon Peters) and 2,674,252 shares of the common stock of our company to be shared, pro-rata according to their interest in Digital Youth Network Inc., among all of the Digital Youth Network Inc. shareholders other than Jon Peters. We also agreed to pay two finder's fees, both payable in common shares of our company, to persons that assisted us in the transaction, for an aggregate finder's fee of 500,000 common shares of our company. Subsequently, we entered into an amendment to share purchase agreement dated as of October 1, 2003, in which we agreed to attach certain schedules to the share purchase agreement that were inadvertently omitted when we signed the original share purchase agreement, and to make certain other changes to the original document. This amendment to the share purchase agreement was signed by all of the shareholders of Digital Youth Network Inc. except Jon Peters, who holds 400, or approximately 0.00374%, of the issued and outstanding common shares of Digital Youth Network.

The transaction closed on October 7, 2003, after the end of our fiscal year ended August 31, 2003, at which time we acquired all but Jon Peters' 400 shares of Digital Youth Network Inc. and we issued an aggregate of 2,674,252 common shares of our company to all of the shareholders of Digital Youth Network Inc. except Mr. Peters, and an aggregate of 500,000 shares to finders that assisted our company in the structuring and closing of the transaction. As a result, we now own 10,696,608, or approximately 99.99626%, of the issued and outstanding common shares of Digital Youth Network Inc., and Mr. Peters continues to own 400 shares, or approximately 0.00374%, of the issued and outstanding common shares of Digital Youth Network Inc.

In the share purchase agreement dated as of July 21, 2003, which Mr. Peters signed, Mr. Peters agreed to exchange his 400 common shares of Digital Youth Network Inc. for 100,000 share purchase warrants to be issued by our company on the closing date. Each of these share purchase warrants would, when and if issued, grant to Mr. Peters the right to purchase one share of our company's common stock for a period of one year after the closing date of October 7, 2003, at an exercise price of $0.25. Mr. Peters refused to sign the amendment to the share purchase agreement dated as of October 1, 2003, and he refused to tender his 400 common shares of Digital Youth Network Inc.at the closing of the transaction on October 7, 2003. As at the date of this quarterly report on Form 10-QSB we have not decided what, if anything, we will do about Mr. Peters' refusal to complete this transaction on October 7, 2003.

Pursuant to the share purchase agreement, as amended, and at the closing of the transaction on October 7, 2003, we increased the number of our directors from four to six and we appointed Daniel Reitzik and Roland Sartorius to our board of directors, although Mr. Sartorius has since resigned from our board of directors. Although not required to do so by the terms of the share purchase agreement, Mr. Grayson Hand and Dr. Dennis Sinclair resigned from our Board on the closing date of October 7, 2003. Also at closing, Mr. Jerry McKenzie, who continues to be a member of our board of directors, resigned from the office of Secretary of our company and we appointed Mr. Daniel Reitzik as our Chief Operating Officer and Mr. Jason Jaspar as our corporate Secretary. Mr. Reitzik and Mr. Jaspar continue to serve as the President and the General Manager, respectively, of our Digital Youth Network Inc. subsidiary.

Our Digital Youth Network Inc, subsidiary is a federally incorporated Canadian corporation with its principal place of business located at Suite 302, 1040 Hamilton Street, Vancouver, B.C., Canada V6B 2R9. It was formed as a British Columbia corporation on October 4, 2001, under the name PCS Media Inc. and, on November 12, 2002 it was continued under the federal laws of Canada under its current name, Digital Youth Network Inc.

About Digital Youth Network

We integrate wireless and Internet technologies and print media to provide text messaging and promotional services and advertising to Canadian teenagers between 13 and 18 years of age who join our community of subscribers. The terms "digital youth" and generation "DY" refer to the generation of young people that are currently 13 to 18 years of age. We provide free membership in our Digital Youth network to generation DY subscribers, entitling them to free incoming text messaging if sent through our Digital Youth Network server, the opportunity to participate in market research surveys and promotional events, and a free prizes to new members when they subscribe. These free prizes are provided to us by our strategic partners, usually in exchange for our services in promoting these strategic partners to our membership.

Text messaging is received on a cellular telephone handset. In our pilot programs, we relied on a network of retail store locations to distribute telephone handsets and prepaid air-time to our generation DY subscribers. Experience gained and market research conducted during these launches demonstrated that it did not make sense for our company to sell or distribute cellular telephone handsets to our subscribers. We have therefore discontinued the sale of cellular telephone handsets and accessories and we no longer offer them as part of a membership package in our Digital Youth network. We currently refer new subscribers that do not already own a cellular telephone to our strategic partner Microcell, Inc., the Canadian wireless telecommunication service provider that operates the Fido cellular telephone network. In return, Microcell, Inc. provides our referrals with new service at a discounted price and gives them free access to a 24 hour crisis line. In addition, Microcell Inc. pays our company a referral fee calculated based on the number of new subscribers that we refer.

Historically, all of our members were required to use the Fido network because our software prevented us from sending text messages to anybody other than Fido subscribers. On August 2, 2004 we entered into an agreement with Impact Mobile Inc. which expanded our ability to send text messages to users of any of the ten cellular telephone service providers in Canada. This has enabled us to expand the population to whom we can offer membership in our Digital Youth Network.

We believe that our primary source of revenue will be from advertisers desiring access to our more than 30,000 member students using various combinations of text messaging, email, direct mail to students' homes and via the Internet on one of our web-pages, or to use our members as a market research tool. Our unique position in the market makes our company an attractive market research and advertising tool for anybody interested in the opinions or purchasing power of our unique subscriber population.

For some months we have been exploring a relationship with Universal Music that will provide our subscribers with access to legally downloadable music through our website while simultaneously providing Universal Music with a new channel for distribution of its products. Universal Music, a division of Universal Studios Canada Ltd., produces, manufactures, markets, sells and distributes recorded music and represents artists from Canada and around the world. Music industry participants have lost substantial revenues over the past few years as a result of file sharing and what they have alleged is illegally downloaded music. Industry statistics suggest that these losses to the music industry are equal to approximately 20% of sales and that a substantial percentage of the people engaged in this activity are between the ages of 15 and 24. Music industry participants believe that this illegal activity may decrease if more opportunities to purchase music online are made available, and they recently welcomed the launch of the Puretracks® on-line music store through which consumers can legally download music.

The Puretracks® music store allows customers to legally download music in a Windows Media Player format 24 hours a day, seven days a week. However, members of generation DY will be less likely to use the Puretracks® site because it requires payment by credit card and most 13 to 18 year olds do not have credit cards. Our network can provide a viable alternative for members of generation DY who wish to download music legally by providing the option of payment by deduction from members' pre-paid airtime accounts. Our company is currently exploring how best to integrate legally downloadable music with the other products currently offered by our Digital Youth Network.

We are working with Universal Music on a continuous basis to promote new artists and their album releases to our subscriber community. In return, Universal Music provides us with merchandise for distribution to our subscriber community both as incentives for their participation in our market research and as incentives to new subscribers to join our Digital Youth community.

We derive revenues from the referral of subscribers needing new telephone service to Microcell, Inc., the sale of advertising (targeted text messaging, email, direct mail, print media and web site) and market research, and we hope to derive additional revenues from legally downloadable music.

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended May 31, 2004 and May 31, 2003 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on January 12, 2004, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this registration statement. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 15 of this quarterly report.

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

General - Explanation of Comparative Periods

As we acquired our Digital Youth Network Inc. subsidiary effective October 7, 2003, our financial statements included the financial results of Digital Youth Network Inc. from the period of October 7, 2003 to November 30, 2003. Our acquisition of Digital Youth Network Inc. has been accounted for using the purchase method of accounting, whereby Digital Youth Network Inc. has been identified as the acquirer in a reverse acquisition. In accounting for this transaction, Digital Youth Network Inc. is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, the historical results of operations of our company will be those of Digital Youth Network, Inc., with control of the net assets and operations of our company being acquired effective October 7, 2003.

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

RESULTS OF OPERATIONS

Three month periods ended May 31, 2004 and May 31, 2003

We have reported a net loss for the three months ended May 31, 2004 of $193,276 or $0.03 per share based on a weighted average number of common shares outstanding of 6,507,420, compared to a net loss of $88,969 or $0.01 per share for the three months ended May 31, 2003, based on a weighted average number of common shares outstanding of 8,890,399.

During the three months ended May 31, 2004, we had revenue of $29,875, compared to revenue of $20,131 for the three months ended May 31, 2003. This increase in revenue is due to the growth in our subscriber base and business.

We generate our revenues through the sale of market research and advertising and, to a lesser extent, from subscriber referrals to our strategic partner Microcell, Inc. Our advertising services include wireless text messaging, electronic mail, direct mail and internet advertising. The revenues that we derive from the sale of these services vary depending on the nature and scope of the advertising campaign.

Our general and administrative expenses for the three months ended May 31, 2004 were $131,437 compared to $78,796 for the three months ended May 31, 2003. Overall, this increase is due to the substantial growth in the number of our subscribers and the resulting growth of our business. The cost of advertising and promotion for the three months ended May 31, 2004 was $6,103, compared to $1,160 for the three months ended May 31, 2003. Similarly, the cost of travel for the three months ended May 31, 2003 was $3,653, while the cost of travel for the three months ended May 31, 2004 was $6,817. These increases in advertising, promotion and travel expenses are due primarily to a promotional campaign to offer Digital Youth memberships to eligible secondary school students in the Greater Toronto Area, and to our discussions with Universal Music and Microcell Inc., whose offices are located in Toronto and Montreal, respectively.

Wages and benefits for the three months ended May 31, 2004 were $28,180 compared to $nil in the three months ended May 31, 2003, while consulting fees for the three months ended May 31, 2004 were $29,981 compared to $18,032 during the three months ending May 31, 2003. These increases are due to an increase in the number of our Digital Youth members from approximately 4,553 members at May 31, 2003, to approximately 18,527 members at May 31, 2004, and the corresponding increase in customer service requirements. In addition, some of our officers who acted as consultants for the three months ended May 31, 2003 were employees during the three months ended May 31, 2004.

We incurred rental expenses of $4,105 during the three months ending May 31, 2003, compared to rental expenses of $9,416 during the three months ending May 31, 2004. This increase is due to the rental of our head office in Vancouver. Our telecommunications service provider Microcell Inc. now ships handsets directly to each member's address upon order, and we no longer require retail distribution facilities, though we continue to maintain our administrative offices in downtown Vancouver.

Liquidity and Capital Resources

As at May 31, 2004

As at May 31, 2004, we had a cash position of $0 and a net working capital deficiency of $323,976.

We do not have sufficient cash resources to fund our normal operating expenses, which total approximately CDN$40,000 (US $30,000) per month, for the balance of the fiscal year.

Plan of Operation - Cash Requirements

Over the twelve month period ending May 31, 2005, we anticipate that we will need approximately $480,000 in order to meet our normal operating expenses. We believe that we will need to raise some portion of this money through the sale of additional equity or debt securities, as revenue derived by Digital Youth Network is not sufficient to fund all of our anticipated operating expenses.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending May 31, 2005.

Purchase of Significant Equipment

We anticipate that we will need to purchase additional software to expand our existing text messaging capabilities at a cost of approximately $25,000.

Employees

Prior to the date of our acquisition of our subsidiary company Digital Youth Network Inc. on October 7, 2003, we had no employees. As at May 31, 2004, we still had no employees but our subsidiary company Digital Youth Network Inc. employed 6 people on a full time basis and a varying number of consultants and casual labour on an as-needed basis. These employees and consultants perform all of the necessary management and accounting functions for our company, in addition to customer service, website design and development, advertising sales and telephone handset distribution. As at May 31, 2004, we were spending an aggregate of approximately $40,000 per month on consulting fees, wages, benefits and withholdings for all of our consultants and employees. We do not anticipate an increase in the number of our employees or consultants, other than fluctuations in the normal course of scheduled promotional events for our subscribers, over the next 12 months.

Offices

We currently share office space with our subsidiary. Our principal place of business is located at Suite 302, 1040 Hamilton Street, Vancouver, B.C., Canada V6B 2R9, where we rent approximately 2,300 square feet of office space, together with parking, for a monthly rent of $3,312 (Cdn $4,600).

Factors That May Affect Our Future Results

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating Digital Youth Network Corp. and its business before purchasing shares of common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The trading price of the shares of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

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

We have an accumulated deficit of $1,397,561 as at May 31, 2004. We had revenue for the three months ended May 31, 2004 of $29,875 and expenses for the same period of $20,131. At this time, our ability to generate any further revenues is uncertain. If we do not begin to generate significant revenues that enable us to operate profitably, our business will be adversely affected.

We require additional financing in order to continue in business as a going concern, the availability of which is uncertain.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the three months ending May 31, 2004, our independent auditors included additional comments in their Auditors' report indicating concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We depend on all of the cellular telephone service providers in Canada for service to the cellular telephones used by our subscribers. This is an essential aspect of our business. We will have no control over any of these telecommunications carriers. We may not be able to maintain satisfactory relationships with them on acceptable commercial terms. Further, we cannot be certain that the quality of products and services that they provide will remain at the levels needed to enable us to conduct our subsidiary's business effectively.

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

Reports have suggested that certain radio frequency emissions from wireless communications transmission equipment and handsets may be linked to certain medical conditions, such as cancer. Scientific investigations are ongoing to review whether radio emissions from wireless handsets and radio transmitters used in connection with wireless technologies pose health concerns, including interference with hearing aids, pacemakers and other medical equipment and devices. There can be no assurance that the findings from such studies will not have a material adverse effect on our Digital Youth Network business or will not lead to changes in government regulation. The actual or perceived health risks of wireless communications devices could adversely affect wireless communications service providers through reduced subscriber growth, reduced network usage per subscriber, the threat of product liability lawsuits or reduced availability of financing to the wireless communications industry.

Telecommunications service providers are subject to governmental regulation and licensing requirements, which may increase their operating costs and affect their ownership structure

The use of radio spectrum is regulated by Industry Canada pursuant to the Radiocommunication Act (Canada). Radio and spectrum licenses are issued for a term and may be renewed at Industry Canada's discretion. They may be suspended or revoked for cause, including failure to comply with the conditions of license, although revocation is rare, and licenses are usually renewed upon expiration. Industry Canada regulation can materially affect the costs and the operations of the cellular telephone service providers through whom we route all of our text messages.

Canadian carriers are also subject to the Telecommunications Act (Canada), and therefore subject to regulation by the Canadian Radio-television and Telecommunications Commission ("CRTC"). CRTC regulation can materially affect the services and activities of these carriers.

If any telecommunications carrier fails to continue to comply with the applicable provisions of these Canadian statutes, it could lose its license to provide the services that it currently provides to our company. Although the possibility is remote, if this were to occur to some material number of these carriers, it could have a material adverse affect on our ability to operate our business.

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

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2. Changes in Securities.

Pursuant to a subscription agreement dated January 2, 2004 we issued 17,332 units to one accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2005. These units were issued as of June 23, 2004 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to subscription agreements dated March 1, 2004 we issued 348,474 units to three accredited investors. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2005. These units were issued as of March 1, 2004 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to subscription agreements dated May 1, 2004 we issued 50,226 units to two accredited investors. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2005. These units were issued as of May 1, 2004 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to a subscription agreement dated June 22, 2004 we have agreed to issue 31,818 units to one accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2005. These units were sold as of June 24, 2004 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, but the certificates have not yet been issued.

Pursuant to a debt settlement and subscription agreement dated June 22, 2004 we have agreed to issue 143,356 units to one accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.18 per share for each warrant until June 22, 2009. These units were sold as of June 22, 2004 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, but the certificates have not yet been issued.

Pursuant to an agreement dated August 1, 2003 we issued 66,625 shares to one person in payment of a finder's fee. These shares were issued as of June 22, 2004 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to a subscription agreement dated July 5, 2004 we agreed to issue 61,364 units to one accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2005. These units were sold as of July 13, 2004 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, but the certificates have not yet been issued.

Pursuant to a subscription agreements dated June 9, 2004 we agreed to issue 68,181 units to three accredited investors. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2005. These units were sold as of June 9, 2004 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. As at the date of this Quarterly Report the certificates for these units have not yet been issued.

Pursuant to a subscription agreements dated June 22, 2004 we agreed to issue 68,182 units to two accredited investors. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2005. These units were sold as at June 22, 2004 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. We are in the process of amending the terms of these subscription agreements and have not yet issued the certificates.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 30, 2004 we held an annual and special meeting of our shareholders. There were shareholders present in person or by written proxy representing 1,687,822 shares of our common stock or approximately 21.51% of our issued and outstanding shares of common stock. Since we had shareholders present in person or by proxy representing more than 5% of our outstanding shares of common stock, we had a quorum and the meeting was considered to be properly convened. The following matters were voted on and approved by a quorum of our shareholders:

1. setting the number of directors at four (4), with 1,687,822 votes cast in favor, nil votes cast against and nil votes abstaining;

2. electing the members of our board of directors, with 1,677,822 votes cast in favor and 10,000 votes withheld; and

3. ratifying the appointment of our auditor, with 1,687,822 votes cast in favor, nil votes cast against and nil votes abstaining;

4. approval of our 2004 Stock Option Plan, with 1,687,822 votes case in favor, nil votes cast against and nil votes abstaining; and

5. approval of the change of name of our company from Ocean Ventures Inc. to Digital Youth Network Corp., with 1,687,822 votes cast in favor, nil votes cast against and nil votes abstaining.

The directors elected at the annual general meeting were Raymond Mol, Jerry McKenzie, Daniel Reitzik and William McGinty.

Item 5. Other Information.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as an exhibit to our Form 10-KSB filed on January 12, 2004. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Digital Youth Network Corp., 110-10851 Shellbridge Way, Richmond, British Columbia, V6X 2W8.

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

3.8* Certificate of Amendment, effective July 20, 2004

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
Salus Systems Ltd.
Eddi Sponza
Monty Reitzik
Scipio Consulting Ltd.
684634 B.C. Ltd.
684628 B.C. Ltd.
684631 B.C. Ltd.
Ghouse Productions (2004) Inc.
Vern Powers
Darryl Flash
Wendy Fuller

10.11* Form of Subscription Agreement entered into with the following subscribers
Synergy Sales & Service Inc.
Medium M Industries Ltd.
Robert Allaire
Steve Skoko Inc.
Robert Balbirnie

10.12* Debt Settlement Agreement and Subscription Agreement dated June 22, 2004 with 310047 B.C. Ltd.

10.13* Assignment of Debt dated June 22, 2004 with Clark, Wilson

10.14* Finder's Fee Agreement dated August 1, 2003 with Austin Rand

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics(4)

(21) Subsidiaries of our Company

21.1 Digital Youth Network, Inc.

(31) Section 302 Certifications

31.1* Certification by Raymond Mol pursuant to Section 302 under the Sarbanes-Oxley Act of 2002

(32) Section 906 Certifications

32.1* Certification by Raymond Mol pursuant to Section 906 under the Sarbanes-Oxley Act of 2002

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

DIGITAL YOUTH NETWORK CORP.

By: /s/ Raymond Mol
Raymond Mol, President, Chief Executive Officer and Director
August 19, 2004

By: /s/ Daniel Reitzik
Daniel Reitzik, Director
August 19, 2004

By: /s/ Jerry McKenzie
Jerry McKenzie, Director
August 19, 2004

By: /s/ William McGinty
William McGinty, Director
August 19, 2004