Form 10QSB/A
period 2004-05-31
DIGITAL YOUTH NETWORK CORP.
filed 2004-09-02
CIK 1137764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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
(Stated in US Dollars)
(Unaudited - Prepared by Management)

	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003

Revenue	$ 29,875	$ 20,131	$ 114,931	$ 44,054
	______________	______________	______________	______________
Direct costs
Cellular phones and accessories	243	30,405	3,594	112,915
Text messaging	10,305	-	81,671	-
Amortization - cellular phones	81,166	-	246,761	-
	______________	______________	______________	______________
	91,714	30,405	332,026	112,915
	______________	______________	______________	______________
General and Administrative Expenses
Accounting and audit	3,633	-	16,391	-
Advertising and promotion	6,103	1,160	78,273	14,901
Amortization and equipment	3,426	-	10,510	1,769
Bank changes and interest	2,855	353	9,487	1,230
Consulting fees	29,981	18,032	100,983	37,760
Interest on convertible debenture	1	-	1,126	-
Insurance	922	-	1,670	-
Licenses and dues	-	-	824	-
Legal fees	10,824	3,114	40,012	8,983
Management fees - Note 7	15,522	41,440	72,891	76,929
Office	7,879	6,939	26,552 	8,940
Rent	9,416	4,105	51,438	14,842
Stock-based compensation expense - Note 6	-	-	18,700	-
Telephone and utilities	2,310	-	12,512	-
Transfer agent	2,415	-	5,431	-
Travel	6,817	3,653	45,646	13,348
Wages and benefits	28,180	-	139,919	-
Website	1,153	-	4,882	-
	______________	______________	______________	______________
	131,437	78,796	637,247	178,702
	______________	______________	______________	______________
Net loss for the period	(193,276)	(89,070)	(854,342)	(247,563)
Comprehensive loss
Foreign currency translation adjustment	169	101	169	(16,545)
	______________	______________	______________	______________
Comprehensive loss for the period	$ (193,107)	$ (88,969)	$ (854,173)	$ (264,108)
	_________________	_________________	_________________	_________________
Basic and diluted loss per share	$ (0.03)	$ (0.01)	$ (0.13)	$ (0.03)
	_________________	_________________	_________________	_________________
Weighted average number of common shares outstanding	6,507,420	8,890,399	6,634,909	8,677,844
	_________________	_________________	_________________	_________________

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

In the share purchase agreement dated as of July 21, 2003, which Mr. Peters signed, Mr. Peters agreed to exchange his 400 common shares of Digital Youth Network Inc. for 100,000 share purchase warrants to be issued by our company on the closing date. Each of these share purchase warrants would, when and if issued, grant to Mr. Peters the right to purchase one share of our company's common stock for a period of one year after the closing date of October 7, 2003, at an exercise price of $0.25. Mr. Peters refused to sign the amendment to the share purchase agreement dated as of October 1, 2003, and he refused to tender his 400 common shares of Digital Youth Network Inc. at the closing of the transaction on October 7, 2003. As at the date of this quarterly report on Form 10-QSB we have not decided what, if anything, we will do about Mr. Peters' refusal to complete this transaction on October 7, 2003.

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

Liquidity and Capital Resources

As at May 31, 2004

As at May 31, 2004, we had a cash position of $0 and a net working capital deficiency of $426,179.

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
Robert Balbirnie

10.12* Debt Settlement Agreement and Subscription Agreement dated June 22, 2004 with 310047 B.C. Ltd.

10.13* Assignment of Debt dated June 22, 2004 with Clark, Wilson

10.14* Finder's Fee Agreement dated August 1, 2003 with Austin Rand

10.15* Connectivity Agreement dated June 17, 2004 with Impact Mobile Inc.

10.16* Letter of Agreement dated August 30, 2004 with Microcell Solutions Inc.

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

DIGITAL YOUTH NETWORK CORP.

By: /s/ Raymond Mol
Raymond Mol, President, Chief Executive Officer and Director
September 2, 2004

By: /s/ Daniel Reitzik
Daniel Reitzik, Director
September 2, 2004

By: /s/ Jerry McKenzie
Jerry McKenzie, Director
September 2, 2004

By: /s/ William McGinty
William McGinty, Director
September 2, 2004