Form 10QSB/A
period 2003-11-30
DIGITAL YOUTH NETWORK CORP.
filed 2004-10-19
CIK 1137764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

November 30, 2003

(Stated in US Dollars)

(Unaudited)

OCEAN VENTURES INC.
CONSOLIDATED BALANCE SHEETS
November 30, 2003
(Stated in US Dollars)
(Unaudited)

ASSETS
	November 30, 2003	August 31, 2003
Current
Cash	$4,279	$13,955
Goods and services taxes receivable	40,467	15,980
Share subscriptions receivable	35,309	-
Inventory - Note 3	16,479	17,966
Prepaid expenses	5,605	45,140
	_______________	_______________
	102,139	93,041
Capital assets - Note 4	233,676	171,505
	_______________	_______________
	$335,815	$264,546
	_______________	_______________
LIABILITIES
Current
Bank indebtedness	$36,937	$27,694
Accounts payable and accrued liabilities - Note 7	443,578	149,442
Convertible debenture	-	18,041
Advances payable	-	340,622
Due to shareholders - Note 5	57,669	54,061
	_______________	_______________
	538,184	589,860
	_______________	_______________
STOCKHOLDERS' DEFICIENCY
Capital stock - Note 6
Authorized:
Unlimited Common shares without par value
Unlimited Preferred shares without par value
Issued:
6,162,734 Common shares	763,870	248,688
Additional paid-in capital	18,700	-
Accumulated other comprehensive loss	(35,152)	(30,783)
Accumulated deficit	(949,787)	(543,219)
	_______________	_______________
	(202,369)	(325,314)
	_______________	_______________
	$335,815	$264,546
	_______________	_______________

Nature and Continuance of Operations - Note 1
Commitments - Note 6

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three month periods ended November 30, 2003 and 2002
(Stated in US Dollars)
(Unaudited)
	2003	2002

Revenue
Cellular phone accessories and phone cards	$11,089	$1,991
Text Messaging advertising	1,062	-
Membership	39,685	9,861
	_______________	_______________
	51,809	11,852
	_______________	_______________

Direct costs
Cellular phones and accessories	2,643	521
Text messaging	70,564	-
Amortization - cellular phones	75,538	3,871
	_______________	_______________
	148,745	4,392
	_______________	_______________
General and Administrative Expenses
Accounting and audit	6,678	-
Advertising and promotion	63,941	6,666
Amortization - equipment	3,382	-
Bank charges and interest	2,658	164
Consulting fees	36,244	5,655
Courier	5,194	-
Interest on convertible debenture	1,125	-
Licenses and dues	263	3,285
Legal fees	2,412	821
Management fees - Note 7	22,423	12,961
Office	8,385	877
Rent	32,425	1,236
Stock compensation expense - Note 6	18,700	-
Telephone and utilities	5,507	295
Transfer agent	1,092	-
Travel	29,693	-
Wages and benefits	67,574	-
Website	1,936	-
	_______________	_______________
	309,632	31,960
	_______________	_______________
Net loss for the period	(406,568)	(24,500)
Comprehensive loss:
Foreign currency translation adjustment	(4,369)	-
	_______________	_______________
Comprehensive loss for the period	$(410,937)	$(24,500)
	_______________	_______________
Basic and diluted loss per share	$ (0.09)	$(0.00)
	_______________	_______________
Weighted average number of common shares outstanding	4,333,128	6,260,390
	_______________	_______________

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three month periods ended November 30, 2003 and 2002
(Stated in US Dollars)
(Unaudited)

	2003	2002
Operating Activities
Net loss for the period	$(406,568)	$(24,500)
Items not affecting cash:
Amortization	78,920	3,871
Stock compensation expense - Note 6	18,700	-
Changes in non-cash working capital balances related to operations:
Goods and services taxes receivable	(15,272)	(15,163)
Share subscriptions receivable	(34,414)	9,623
Inventory	2,617	(2,081)
Prepaid expenses	41,470	(298)
Accounts payable and accrued liabilities	217,411	3,564
	_______________	_______________
	(97,136)	(24,984)
	_______________	_______________
Investing Activities
Capital assets acquired	(114,893)	(46,448)
Convertible debenture	(19,883)	-
Advances to Digital Youth Network Inc. prior to acquisition	(84,034)	-
Net cash acquired on the acquisition of Digital Youth Network Inc.	3,498	-
	_______________	_______________
	(215,312)	(46,448)
	_______________	_______________
Financing Activities
Bank indebtedness	9,243	4,013
Common share issuances	260,775	66,295
Stock subscriptions received	19,181	-
	_______________	_______________
	289,199	70,308
	_______________	_______________
Effect of foreign currency translation on cash	13,573	112
	_______________	_______________
Net decrease in cash during the period	(9,676)	(1,012)

Cash, beginning of period	13,955	1,012
	_______________	_______________
Cash, end of period	$4,279	$-
	_______________	_______________

Supplemental disclosure with respect to cash flows - Note 8

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period October 4, 2001 (Date of Inception) to November 30, 2003
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Number	Amount	Capital	Income (Loss)	Deficit	(Deficiency)

Shares issued on incorporation	5,000,000	$ 32	$ -	$ -	$ -	$ 32
Issued for cash:
- private placement - at $0.16 per share	100,000	15,911	-	-	-	15,911
- share purchase agreement	2,170,285	82,205	-	-	-	82,205
Less: finders fee	-	(6,364)	-	-	-	(6,364)
Net loss for the period	-	-	-	-	(89,289)	(89,289)
Foreign currency translation adjustment	-	-	-	508	-	508
	_______________	_______________	_______________	_______________	_______________	_______________
Balance, August 31, 2002	7,270,285	91,784	-	508	(89,289)	3,003

Issued for cash:
- share purchase agreement	1,318,863	47,541	-	-	-	47,541
- private placement - at $0.06 per share	407,860	27,281	-	-	-	27,281
- private placement - at $0.03 per share	1,000,000	34,882	-	-	-	34,882
Less: finders fee	-	(1,125)	-	-	-	(1,125)
Share issued in exchange for services rendered	700,000	48,325	-	-	-	48,325
Net loss for the year	-	-	-	-	(453,930)	(453,930)
Foreign currency translation adjustment	-	-	-	(31,291)	-	(31,291)
	_______________	_______________	_______________	_______________	_______________	_______________
Balance, August 31, 2003	10,697,008	$248,688	$-	$(30,783)	$(543,219)	$(325,314)
	_______________	_______________	_______________	_______________	_______________	_______________

.../Cont'd/

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC. Continued
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period October 4, 2001 (Date of Inception) to November 30, 2003
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Number	Amount	Capital	Income (Loss)	Deficit	(Deficiency)

Balance forward, August 31, 2003	10,697,008	$248,688	$-	$(30,783)	$ (543,219)	$(325,314)
Stock consolidated pursuant to business acquisition - Note 6	(5,715,294)	239,353	-	-	-	239,353
Private placements for cash:
- at $0.20 per share	175,000	35,000	-	-	-	35,000
- at $0.22 per share	857,663	188,686	-	-	-	188,686
- at $0.25 per share	148,357	37,089	-	-	-	37,089
- at $0.30 per share	63,936	19,181	-	-	-	19,181
Less: finders' fees	-	(4,127)	-	-	-	(4,127)
Non-cash compensation charge	-	-	18,700	-	-	18,700
Net loss for the period	-	-	-	-	(406,568)	(406,568)
Foreign currency translation adjustment	-	-	-	(4,369)	-	(4,369)
	_______________	_______________	_______________	_______________	_______________	_______________
Balance, November 30, 2003	6,226,670	$763,870	$18,700	$ (35,152)	$949,787)	$ (202,369)
	_______________	_______________	_______________	_______________	_______________	_______________

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

Revenue

Revenue is recorded as membership fees are paid or cell phone accessories and prepaid phone cards are sold. Advertising revenue from text messaging advertising sold is recognized when the advertisement is provided. Revenue of commissions received from cell phone suppliers and service providers is recognized upon notification from the suppliers. Revenue from all sources is recognized only when collection is reasonably assured.

Membership payments are one-time payments which are non-refundable and allow the member access to web services provide by the Company. The Company also provides the members with direct advertising from its customers on promotions and discounted products. As there is no future requirement by the Company to provide their services or direct advertising, and as memberships are not renewable, membership fees are recognized in full at time of payment.

Inventory

Inventory consists of cellular phone parts and accessories and prepaid airtime for cellular phone usage. Inventory is valued at the lower of average cost and market.

Ocean Ventures Inc.
Notes to the Consolidated Financial Statements
November 30, 2003
(Stated in US Dollars)
(Unaudited) - Page 3

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

Ocean Ventures Inc.
Notes to the Consolidated Financial Statements
November 30, 2003
(Stated in US Dollars)
(Unaudited) - Page 4

Note 2 Summary of Significant Accounting Policies - (cont'd)

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

Note 3 Inventory

	November 30, 2003	August 31, 2003
Prepaid airtime	$4,031	$4,395
Cellular phone parts and accessories	12,448	13,571
	_______________	_______________
	$16,479	$17,966
	_______________	_______________

Note 4 Capital Assets

	November 30, 2003			August 31, 2003
	Cost	Accumulated Amortization	Net	Net
Cellular phones	$357,083	$187,050	$170,033	$134,497
Computer and office equipment	55,087	7,032	48,055	37,008
Text messaging software	15,588	-	15,588	-
	_______________	_______________	_______________	_______________
	$427,758	$194,082	$233,676	$171,505
	_______________	_______________	_______________	_______________

Note 5 Due to Shareholders

The amounts due to shareholders are unsecured, non-interest bearing and have no specific terms for repayment.

Ocean Ventures Inc.
Notes to the Consolidated Financial Statements
November 30, 2003
(Stated in US Dollars)
(Unaudited) - Page 5

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

Net cash acquired	$3,498
Goods and services tax receivable	7,487
Advances to DYNI	286,182
Computer equipment	1,198
Accounts payable and accrued liabilities	(59,012)
_______________
Common stock issued	$239,353
_______________

The expenses and assets and liabilities subsequent to the date of the reverse acquisition include the accounts of the Company.

b) Commitments:

Stock-based Compensation Plan

The Company has granted directors and a former director common share purchase options. These options were granted with an exercise price equal to the market price of the Company's stock on the date of the grant.

	November 30, 2003		November 30, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding and exercisable at beginning of period	-	-	-	-
Granted	250,000	$0.25	-	-
	_______________	_______________	_______________	_______________
Outstanding and exercisable at end of the period	250,000	$0.25	-	-
	_______________	_______________	_______________	_______________

A non-cash compensation charge of $18,700, associated with the granting of the 250,000 options has been recognized in the financial statements for the period ended November 30, 2003. These options expire on October 7, 2008.

Ocean Ventures Inc.
Notes to the Consolidated Financial Statements
November 30, 2003
(Stated in US Dollars)
(Unaudited) - Page 6

Note 6 Capital Stock (cont'd)

b) Commitments:

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

Note 7 Related Party Transactions

The Company was charged the following expenses by directors of the Company and by a company with a common director:

	Three months ended November 30,
	2003	2002
Management fees	$22,423	$12,961
	_______________	_______________

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

At November 30, 2003, accounts payable and accrued liabilities include $47,764 (August 31, 2003:  $26,920) due to directors of the Company.

Note 8 Supplemental Disclosures With Respect to Cash Flows

Other Supplemental Disclosures	2003	2002
Cash paid during the period for interest	$-	$-
	_______________	_______________
Cash paid during the period for income taxes	$-	$-
	_______________	_______________

Ocean Ventures Inc.
Notes to the Consolidated Financial Statements
November 30, 2003
(Stated in US Dollars)
(Unaudited) - Page 7

Note 9 Subsequent Event

Subsequent to November 30, 2003, the Company has issued 1,271,696 units at $0.21 - $0.22 per unit. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to acquire one additional common share at $0.40 per share for each two warrants held, until December 31, 2004. The Company issued an additional 348,474 units in error and is amending the subscription agreements to have these units returned to treasury.

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

	November 30, 2003	November 30, 2002
US GAAP as reported:
Accumulated other comprehensive loss	$ (35,152)	$(30,783)
	_______________	_______________
Canadian GAAP:
Accumulated translation adjustment	$(35,152)	$ (30,783)
	_______________	_______________

Ocean Ventures Inc.
Notes to the Consolidated Financial Statements
November 30, 2003
(Stated in US Dollars)
(Unaudited) - Page 8

Note 11 Differences Between Canadian and United States Accounting Principles - (cont'd)

ii) Statement of Operations:

	Three months ended November 30, 2003	Three months ended November 30, 2002
Comprehensive loss for the period as reported under US GAAP	$(410,937)	$(24,500)
Foreign currency translation adjustment	(4,369)	-
	_______________	_______________
Net loss for the period under Canadian GAAP	$(406,568)	$(24,500)
	_______________	_______________
Basic and diluted loss per share under US and Canadian GAAP	$(0.09)	$(0.00)
	_______________	_______________

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

We generate our revenues through advertising, the sale of memberships in our Digital Youth Network to secondary school students between 13 and 18 years of age and the sale of cellular telephone accessories and prepaid airtime. We currently charge a one-time non-refundable membership fee of CDN$50.00 (approximately US $36) for a membership in our Digital Youth Network. We do not charge our members any subsequent periodic fees. The initial membership fee entitles our member to a package that currently consists of the use of one cellular telephone handset  (to which we retain title) which is connected to our website for purposes of text messaging and advertising,  CDN$50 (US$36) worth of airtime, two free ringtones, access to a 24 hour crisis line, limited incoming text messaging through our websites and access to our websites located at www.digitalyouth.ca and www.saferschools.ca, access to 911 emergency services and such other sponsored benefits as may be available from time-to-time. The items that comprise this membership package cost our company more than the membership fee that we charge. We provide these items at less than our cost as an incentive to attract additional members. We believe that the real benefit to our company lies in the rapid accumulation of new members, as we hope to recoup our start-up discounts once we have accumulated a membership population large enough to interest businesses that would like an opportunity to market their products to a large group of teenagers, or who are otherwise interested in the results of market research targeted at such a group.

We also generate revenues from the sale of targeted advertising to clients interested in reaching our members. Our advertising services include wireless text messaging, electronic mail, direct mail and internet advertising. The revenues that we derive from the sale of these services vary depending on the nature and scope of the advertising campaign. Although we do not currently generate significant revenues from the sale of targeted advertising, we hope to increase our revenue from this activity as we increase the number of our members.

Our general and administrative expenses for the three months ended November 30, 2003 were $309,632, compared to $31,960 for the three months ended November 30, 2002. Overall, this increase is due to the substantial growth in our business, which only began to generate revenue on November 8, 2002. The cost of advertising and promotion for the three months ended November 30, 2003 was $63,941, compared to $6,666 for the three months ended November 30, 2002. Similarly, the cost of travel for the three months ended November 30, 2002 was -0-, while the cost of travel for the three months ended November 30, 2003 was $29,693. These increases in advertising, promotion and travel expenses are due primarily to a promotional campaign to offer Digital Youth memberships to eligible secondary school students in the Greater Toronto Area.

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

Purchase of Significant Equipment

We anticipate that we will need to purchase additional software to expand our existing text messaging capabilities at a cost of approximately $25,000. In addition, we will be required to purchase an inventory of cellular telephones and related accessories sufficient to supply new members as they sign up for membership in our Digital Youth Network.  We currently use the Siemens A56 handset for our wireless network, though the equipment used by our telecommunications service provider varies. The Siemens A56 handset has a cost of approximately $46. Although there can be no assurance that we will sign up any particular number of new members, we will need to purchase sufficient inventory to supply all new customers with wireless handsets and accessories. As this inventory is paid for in large part out of each new members membership fee, we do not anticipate that this will place any significant financial burden on our company.

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

OCEAN VENTURES INC.

By: /s/ Raymond Mol
Raymond Mol, President, Chief Executive Officer and Director
October 19, 2004

By: /s/ Daniel Reitzik
Daniel Reitzik, Director
October 19, 2004

By: /s/ Jerry McKenzie
Jerry McKenzie, Director
October 19, 2004

By: /s/ William McGinty
William McGinty, Director
October 19, 2004