Form 10QSB/A
period 2004-02-29
DIGITAL YOUTH NETWORK CORP.
filed 2004-10-19
CIK 1137764

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

We are filing this amended Form 10-QSB to correct the certifications filed with the Form 10-QSB filed on April 19, 2004. Due to a clerical error we filed an extra set of certifications for Jason Jaspar in the capacity of Chief Financial Officer. Mr. Jaspar is not our Chief Financial Officer. Mr. Raymond Mol is our Chief Financial Officer.

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

OCEAN VENTURES INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2004

(Stated in US Dollars)

(Unaudited)

OCEAN VENTURES INC.
CONSOLIDATED BALANCE SHEETS
February 29, 2004
(Stated in US Dollars)
(Unaudited)

ASSETS
	February 29, 2004	August 31, 2003
Current
Cash	$22,317	$13,955
Amounts receivable	749	-
Goods and services taxes receivable	11,434	15,980
Inventory - Note 3	16,754	17,966
Prepaid expenses	5,451	45,140
	__________	__________
	56,705	93,041
Capital assets - Note 4	190,280	171,505
	__________	__________
	$246,985	$264,546
	___________	___________
LIABILITIES
Current
Bank indebtedness	$-	$27,694
Accounts payable and accrued liabilities - Note 7	446,355	149,442
Convertible debenture	-	18,041
Advances payable	-	340,622
Due to shareholders - Note 5	-	54,061
	__________	__________
	446,355	589,860
	__________	__________
STOCKHOLDERS' DEFICIENCY
Capital stock - Note 6
Authorized:
Unlimited Common shares without par value
Unlimited Preferred shares without par value
Issued:
7,498,366 Common shares	1,015,804	248,688
Common shares subscribed	5,989	-
Additional paid-in capital	18,700	-
Accumulated other comprehensive loss	(35,746)	(30,783)
Accumulated deficit	(1,204,117)	(543,219)
	__________	__________
	(199,370)	(325,314)
	__________	__________
	$246,985	$264,546
	___________	___________

Nature and Continuance of Operations - Note 1
Commitments - Note 6

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three month periods ended February 29, 2004 and February 28, 2003 and for the six month periods ended February 29, 2004 and February 28, 2003
(Stated in US Dollars)
(Unaudited)
	Three months ended		Six months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Revenue
 Cell phone accessories	$2,154	$5,543	$13,243	$7,534
Text messaging advertising	-	-	1,062	-
Membership	31,093	12,984	70,751	22,845
	__________	__________	__________	__________
	33,247	18,527	85,056	30,379
	________________	________________	________________	________________
Direct costs
Cellular phones and accessories	708	2,161	3,351	2,682
Text messaging	802	-	71,366	-
Amortization - cellular phones	90,057	13,593	165,595	17,464
	________________	________________	________________	________________
	91,556	15,754	240,311	20,146
	________________	________________	________________	________________
General and Administrative Expenses
Accounting and audit	6,080	-	12,758	-
Advertising and promotion	8,229	1,564	72,170	8,230
Amortization and equipment	3,702	-	7,084	0
Bank changes and interest	3,974	659	6,632	823
Consulting fees	34,758	19,303	71,002	24,958
Courier	1,427	-	6,621	-
Interest on convertible debenture	-	-	1,125	-
Insurance	748	258	748	258
Licenses and dues	561	39	824	3,324
Legal fees	26,776	821	29,188	821
Management fees - Note 7	34,946	16,027	57,369	28,988
Office	3,499	1,257	11,884	2,133
Rent	9,597	1,168	42,022	2,404
Stock compensation expense - Note 6	-	-	18,700	-
Telephone and utilities	4,695	686	10,202	981
Transfer agent	1,924	-	3,016	-
Travel	9,136	-	38,829	-
Wages and benefits	44,165	1,059	111,739	1,059
Website	1,793	3,816	3,729	3,816
	________________	________________	________________	________________
	196,011	46,657	505,643	77,795
	________________	________________	________________	________________
Net loss for the period	(254,331)	(43,884)	(660,899)	(67,562)
Comprehensive loss;
Foreign currency translation adjustment	(594)	101	(4,963)	101
	________________	________________	________________	________________
Comprehensive loss for the period	$(254,925)	$(43,783)	$(665,862)	$(67,461)
	________________	________________	________________	________________
Basic and diluted loss per share	$(0.04)	$(0.00)	$(0.11)	$(0.01)
	________________	________________	________________	________________
Weighted average number of common shares outstanding	6,633,966	8,890,399	6,024,200	8,075,866
	________________	________________	________________	________________

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six month periods ended February 29, 2004 and February 28, 2003
(Stated in US Dollars)
(Unaudited)

	2004	2003
Operating Activities
Net loss for the period	$(660,899)	$(67,652)
Items not affecting cash:
Amortization	172,679	17,464
Consulting fees	-	5,071
Stock compensation expense - Note 6	18,700	-
Changes in non-cash working capital balances related to operations:
Accounts receivable	(756)
Goods and services taxes receivable	12,808	(6,901)
Inventory	1,903	(4,370)
Prepaid expenses	41,785	(300)
Accounts payable and accrued liabilities	237,924	43,939
	_________________	_________________
	(175,856)	(12,660)
	_________________	_________________
Investing Activities
Capital assets acquired	(156,267)	(92,711)
Convertible debenture	(19,883)	-
Advances to Digital Youth Network Inc. prior to acquisition	(84,034)	-
Net cash acquired in the acquisition of Digital Youth Network Inc.	3,498	-
	_________________	_________________
	(256,686)	(92,711)
	_________________	_________________
Financing Activities
Bank indebtedness	(27,694)	5,531
Common share issuances	512,709	100,761
Stock subscriptions received	5,989	-
Due to shareholders	(57,669)	-
	_________________	_________________
	433,335	106,292
	_________________	_________________
Effect of foreign currency translation on cash	21,524	(1,933)
	_________________	_________________
Increase (decrease) in cash during the period	22,317	(1,012)

Cash, beginning of period	-	1,012
	_________________	_________________
Cash, end of period	$22,317	$-
	_________________	_________________

Supplemental disclosure with respect to cash flows - Note 8

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period October 4, 2001 (Date of Inception) to February 29, 2004
(Stated in US Dollars)
(Unaudited)

	Common Shares		Common Shares	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Number	Amount	Subscribed	Capital	Income (Loss)	Deficit	(Deficiency)

Shares issued on incorporation	5,000,000	$32	$-	$-	$-	$-	$32
Issued for cash:
- private placement - at $0.16 per share	100,000	15,911	-	-	-	-	15,911
- share purchase agreement	2,170,285	82,205	-	-	-	-	82,205
Less: finders fee	-	(6,364)	-	-	-	-	(6,364)
Net loss for the period	-	-	-	-	-	(89,289)	(89,289)
Foreign currency translation adjustment	-	-	-	-	508	-	508
	___________	___________	___________	___________	___________	___________	___________
Balance, August 31, 2002	7,270,285	91,784	-	-	508	(89,289)	3,003

Issued for cash:
- share purchase agreement	1,318,863	47,541	-	-	-	-	47,541
- private placement - at $0.06 per share	407,860	27,281	-	-	-	-	27,281
- private placement - at $0.03 per share	1,000,000	34,882	-	-	-	-	34,882
Less: finders fee	-	(1,125)	-	-	-	-	(1,125)
Share issued in exchange for services rendered	700,000	48,325	-	-	-	-	48,325
Net loss for the year	-	-	-	-	-	(453,930)	(453,930)
Foreign currency translation adjustment	-	-	-	-	(31,291)	-	(31,291)
	___________	___________	___________	___________	___________		___________
Balance, August 31, 2003	10,697,008	$248,688	$-	$-	$(30,783)	$(543,219)	$(325,314)
	___________	___________	___________	___________	___________	___________	___________

.../Cont'd.

SEE ACCOMPANYING NOTES

OCEAN VENTURES INC. Continued

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period October 4, 2001 (Date of Inception) to February 29, 2004
(Stated in US Dollars)
(Unaudited)

	Common Shares		Common Shares	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders Equity
	Number	Amount	Subscribed	Capital	Income (Loss)	Deficit	(Deficiency)

Balance forward, August 31, 2003	10,697,008	$248,688	$-	$-	$(30,783)	$(543,219)	$(325,314)
Stock consolidated pursuant to business acquisition - Note 6	(5,715,294)	239,353	-	-	-	-	239,353
Private placements for cash:
- at $0.20 per share	175,000	35,000	-	-	-	-	35,000
- at $0.22 per share	2,129,359	468,459	-	-	-	-	468,459
- at $0.25 per share	148,357	37,089	-	-	-	-	37,089
- at $0.30 per share	63,936	19,181	-	-	-	-	19,181
Less: finders' fees	-	(31,966)	-	-	-	-	(31,966)
Share subscriptions received	-	-	5,989	-	-	-	5,989
Non-cash compensation charge	-	-	-	18,700	-	-	18,700
Net loss for the period	-	-	-	-	-	(660,898)	(660,898)
Foreign currency translation adjustment	-	-	-	-	(4,963)	-	(4,963)
	_______________	_______________	_______________	_______________	_______________	_______________	_______________
Balance, February 29, 2004	7,498,366	$1,015,804	$5,989	$18,700	$(35,746)	$(1,204,117)	$(199,370)
	_______________	_______________	_______________	_______________	_______________	_______________	_______________

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
Unaudited) - Page 4

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

Note 3 Inventory

	February 29, 2004	August 31, 2003
Prepaid airtime	$3,921	$4,395
Cellular phone parts and accessories	12,833	13,571
	___________	___________
	$16,754	$17,966
	___________	___________

Note 4 Capital Assets

	February 29, 2004			August 31, 2003
	Cost	Accumulated Amortization	Net	Net
Cellular phones	$400,270	$270,544	$129,726	$134,497
Computer and office equipment	55,873	10,480	45,393	37,008
Text messaging software	15,161	-	15,161	-
	___________	___________	___________	___________
	$471,304	$281,024	$190,280	$171,505
	___________	___________	___________	___________

Note 5 Due to Shareholders

The amounts due to shareholders are unsecured, non-interest bearing and have no specific terms for repayment.

Ocean Ventures Inc.
Notes to the Consolidated Financial Statements
February 29, 2004
(Stated in US Dollars)
Unaudited) - Page 5

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

Net cash acquired	$3,498
Goods and services tax receivable	7,487
Advances to DYNI	286,182
Computer equipment	1,198
Accounts payable and accrued liabilities	(59,012)
___________
Common stock issued	$239,353
___________

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

	February 29, 2004		February 28, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding and exercisable at beginning of period	-	-	-	-
Granted	250,000	$0.25	-	-
	___________	___________	___________	___________
Outstanding and exercisable at end of the period	250,000	$0.25	-	-
	___________	___________	___________	___________

Ocean Ventures Inc.
Notes to the Consolidated Financial Statements
February 29, 2004
(Stated in US Dollars)
Unaudited) - Page 6

Note 6 Capital Stock (cont'd)

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

Note 7 Related Party Transactions

The Company was charged the following expenses by directors of the Company and by a company with a common director:

	Three month ended February 29, 2004	Three months ended February 28, 2003	Six months ended February 29, 2004	Six months ended February 28, 2003
Management fees	$34,946	$16,027	$57,369	$28,988
	___________	___________	___________	___________

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

At February 29, 2004, accounts payable and accrued liabilities include $103,053 (August 31, 2003:  $26,920) due to directors of the Company.

Note 8 Supplemental Disclosures With Respect to Cash Flows

Other Supplemental Disclosures	2003	2002
Cash paid during the period for interest	$-	$-
	___________	___________
Cash paid during the period for income taxes	$-	$-
	___________	___________

Ocean Ventures Inc.
Notes to the Consolidated Financial Statements
February 29, 2004
(Stated in US Dollars)
Unaudited) - Page 7

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

	February 29, 2004	February 28, 2003
US GAAP as reported:
Accumulated other comprehensive loss	$(35,746)	$(30,783)
	___________	___________
Canadian GAAP:
Accumulated translation adjustment	$(35,746)	$(30,783)
	___________	___________

Ocean Ventures Inc.
Notes to the Consolidated Financial Statements
February 29, 2004
(Stated in US Dollars)
Unaudited) - Page 8

Note 11 Differences Between Canadian and United States Accounting Principles (cont'd)

ii) Statement of Operations:

	Six months ended February 29, 2004	Six months ended February 28, 2003
Comprehensive loss for the period as reported under US GAAP	$(665,862)	$(67,461)
Foreign currency translation adjustment	4,963	(101)
	___________	___________
Net loss for the period under Canadian GAAP	$(660,899)	$(67,562)
	____________	____________
Basic and diluted loss per share under US and Canadian GAAP	$(0.11)	$(0.01)
	____________	____________

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

We generate our revenues through advertising, the sale of memberships in our Digital Youth Network to secondary school students between 13 and 18 years of age and the sale of cellular telephone accessories and pre-paid airtime. We currently charge a one-time non-refundable membership fee of $36 (CDN$50.00)  for a membership in our Digital Youth Network. We do not charge our members any subsequent periodic fees. The initial membership fee entitles our member to a package that currently consists of the use of one cellular telephone handset  (to which we retain title) which is connected to our website for purposes of text messaging and advertising, $36 (CDN$50)  worth of airtime, two free ringtones, access to a 24 hour crisis line, limited incoming text messaging through our websites and access to our websites located at www.digitalyouth.ca and www.saferschools.ca, access to 911 emergency services and such other sponsored benefits as may be available from time-to-time. The items that comprise this membership package cost our company more than the membership fee that we charge. We provide these items at less than our cost as an incentive to attract additional members. We believe that the real benefit to our company lies in the rapid accumulation of new members, as we hope to recoup our start-up discounts once we have accumulated a membership population large enough to interest businesses that would like an opportunity to market their products to a large group of teenagers, or who are otherwise interested in the results of market research targeted at such a group.

We also generate revenues from the sale of targeted advertising to clients interested in reaching our members. Our advertising services include wireless text messaging, electronic mail, direct mail and internet advertising. The revenues that we derive from the sale of these services vary depending on the nature and scope of the advertising campaign. Although we do not currently generate significant revenues from the sale of targeted advertising, we hope to increase our revenue from this activity as we increase the number of our members.

Our general and administrative expenses for the three months ended February 29, 2004 were $196,011, compared to $46,657 for the three months ended February 28, 2003. Overall, this increase is due to the substantial growth in the number of our subscribers and the resulting growth of our business. The cost of advertising and promotion for the three months ended February 29, 2004 was $8,229, compared to $1,564 for the three months ended February 28, 2003. Similarly, the cost of travel for the three months ended February 29, 2003 was nil, while the cost of travel for the three months ended February 29, 2004 was $9,136. These increases in advertising, promotion and travel expenses are due primarily to a promotional campaign to offer Digital Youth memberships to eligible secondary school students in the Greater Toronto Area, and to our discussions with Universal Music and Microcell Inc., whose offices are located in Toronto and Montreal, respectively.

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

By:  /s/ Daniel Reitzik
Daniel Reitzik, Director
October 19, 2004

By: /s/ Jerry McKenzie
Jerry McKenzie, Director
October 19, 2004

By: /s/ William McGinty
William McGinty, Director
October 19, 2004