Form 10QSB/A
period 2004-05-31
DIGITAL YOUTH NETWORK CORP.
filed 2004-10-19
CIK 1137764

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

May 31, 2004

(Stated in US Dollars)

(Unaudited - Prepared by Management)

DIGITAL YOUTH NETWORK CORP.
(formerly Ocean Ventures Inc.)
CONSOLIDATED BALANCE SHEETS
May 31, 2004
(Stated in US Dollars)
(Unaudited - Prepared by Management)

ASSETS

	May 31, 2004	August 31, 2003
Current
Cash	$-	$13,955
Amounts receivable	5,863	-
Goods and services taxes receivable	11,882	15,980
Inventory - Note 3	15,264	17,966
Prepaid expenses	4,978	45,140
	___________	___________
	37,987	93,041
Capital assets - Note 4	102,203	171,505
	___________	___________
	$140,190	$264,546
	___________	___________
LIABILITIES
Current
Bank indebtedness	$12,352	$27,694
Accounts payable and accrued liabilities - Note 7	451,814	149,442
Convertible debenture	-	18,041
Advances payable	-	340,622
Due to shareholders - Note 5	-	54,061
	___________	___________
	464,166	589,860
	___________	___________
STOCKHOLDERS' DEFICIENCY
Capital stock - Note 6
Authorized:
Unlimited Common shares without par value
Unlimited Preferred shares without par value
Issued:
7,846,840 Common shares	1,085,499	248,688
Additional paid-in capital	18,700	-
Accumulated other comprehensive loss	(30,614)	(30,783)
Accumulated deficit	(1,397,561)	(543,219)
	___________	___________
	(323,976)	(325,314)
	___________	___________
	$140,190	$264,546
	___________	___________

Nature and Continuance of Operations - Note 1
Commitments - Note 6
Subsequent Events - Note 10

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.
(formerly Ocean Ventures Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine month periods ended May 31, 2004 and 2003
(Stated in US Dollars)
(Unaudited - Prepared by Management)

	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003
Revenue
 Cell phone accessories	$796	$6,119	$14,039	$11,908
Text messaging advertising	8,888	-	9,950	-
Membership	20,191	14,012	90,942	32,146
	_________________	_________________	_________________	_________________
	29,875	30,131	114,931	44,054
	_________________	_________________	________________	-_________________
Direct costs
Cellular phones and accessories	243	30,405	3,594	112,915
Text messaging	10,305	-	81,671	-
Amortization - cellular phones	81,166	-	246,761	-
	_________________	_________________	________________	_________________
	91,714	30,405	332,026	112,915
	_________________	_________________	_________________	_________________
General and Administrative Expenses
Accounting and audit	3,633	-	16,391	-
Advertising and promotion	6,103	1,160	78,273	14,901
Amortization and equipment	3,426	-	10,510	1,769
Bank changes and interest	2,855	353	9,487	1,230
Consulting fees	29,981	18,032	100,983	37,760
Interest on convertible debenture	1	-	1,126	-
Insurance	922	-	1,670	-
Licenses and dues	-	-	824	-
Legal fees	10,824	3,114	40,012	8,983
Management fees - Note 7	15,522	41,440	72,891	76,929
Office	7,889	6,939	26,384	8,940
Rent	9,416	4,105	51,438	14,842
Stock-based compensation expense - Note 6	-	-	18,700	-
Telephone and utilities	2,310	-	12,512	-
Transfer agent	2,415	-	5,431	-
Travel	6,817	3,653	45,646	13,348
Wages and benefits	28,180	-	139,919	-
Website	1,153	-	4,882	-
	_________________	_________________	_________________	_________________
	131,437	78,796	637,247	178,702
	_________________	_________________	_________________	_________________
Net loss for the period	(193,276)	(89,070)	(854,342)	(247,563)
Comprehensive loss
Foreign currency translation adjustment	169	101	169	(16,545)
	_________________	_________________	_________________	_________________
Comprehensive loss for the period	$(193,107)	$(88,969)	$(854,173)	$(264,108)
	_________________	_________________	_________________	_________________
Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.13)	$(0.03)
	_________________	_________________	_________________	_________________
Weighted average number of common shares outstanding	6,507,420	8,890,399	6,634,909	8,677,844
	_________________	_________________	_________________	_________________

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.
(formerly Ocean Ventures Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine month periods ended May 31, 2004 and 2003
(Stated in US Dollars)
(Unaudited - Prepared by Management)

	2004	2003
Operating Activities
Net loss for the period	$(854,174)	$(264,108)
Items not affecting cash:
Amortization	257,271	1,769
Consulting fees	-	37,760
Stock-based compensation expense - Note 6	18,700	-
Changes in non-cash working capital balances related to operations:
Amounts receivable	(6,003)	-
Goods and services taxes receivable	6,471	(11,485)
Inventory	3,067	(46,748)
Prepaid expenses	41,880	(2,553)
Accounts payable and accrued liabilities	241,344	51,600
	___________	___________
	(291,444)	(233,765)
	___________	___________
Investing Activities
Capital assets acquired	(156,267)	(4,887)
Advances to Digital Youth Network Inc. prior to acquisition	(84,034)	-
Net cash acquired in the acquisition of Digital Youth Network Inc.	3,498	-
	___________	___________
	(236,803)	(4,887)
	___________	___________
Financing Activities
Bank indebtedness	15,342	-
Common share issuances	582,404	108,579
Stock subscriptions receivable	-	9,655
Convertible debenture repayment	(19,883)	-
Due to shareholders	(57,669)	-
Advances payable	-	134,958
	___________	___________
	520,194	253,192
	___________	___________
Effect of foreign currency translation on cash	(5,902)	5,148
	___________	___________
Increase (decrease) in cash during the period	(13,955)	19,688

Cash, beginning of period	13,955	1,012
	___________	___________
Cash, end of period	$-	$20,700
	___________	___________

Supplemental disclosure with respect to cash flows - Note 8

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.
(formerly Ocean Ventures Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period October 4, 2001 (Date of Inception) to May 31, 2004
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Number	Amount	Capital	Income (Loss)	Deficit	(Deficiency)

Shares issued on incorporation	5,000,000	$32	$-	$-	$-	$32
Issued for cash:
- private placement - at $0.16 per share	100,000	15,911	-	-	-	15,911
- share purchase agreement	2,170,285	82,205	-	-	-	82,205
Less: finders fee	-	(6,364)	-	-	-	(6,364)
Net loss for the period	-	-	-	-	(89,289)	(89,289)
Foreign currency translation adjustment	-	-	-	508	-	508
	___________	___________	___________	___________	___________	___________
Balance, August 31, 2002	7,270,285	91,784	-	508	(89,289)	3,003

Issued for cash:
- share purchase agreement	1,318,863	47,541	-	-	-	47,541
- private placement - at $0.06 per share	407,860	27,281	-	-	-	27,281
- private placement - at $0.03 per share	1,000,000	34,882	-	-	-	34,882
Less: finders fee	-	(1,125)	-	-	-	(1,125)
Share issued in exchange for services rendered	700,000	48,325	-	-	-	48,325
Net loss for the year	-	-	-	-	(453,930)	(453,930)
Foreign currency translation adjustment	-	-	-	(31,291)	-	(31,291)
	___________	___________	___________	___________	___________	___________
Balance, August 31, 2003	10,697,008	$248,688	$-	$(30,783)	$(543,219)	$(325,314)
	___________	___________	___________	___________	___________	___________
Balance forward, August 31, 2003	10,697,008	$248,688	$-	$(30,783)	$(543,219)	$(325,314)
Stock consolidated pursuant to business acquisition - Note 6	(5,715,294)	239,353	-	-	-	239,353

SEE ACCOMPANYING NOTES

.../Cont'd.

DIGITAL YOUTH NETWORK CORP. Continued
(formerly Ocean Ventures Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period October 4, 2001 (Date of Inception) to May 31, 2004
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Number	Amount	Capital	Income (Loss)	Deficit	(Deficiency)
Private placements for cash:
- at $0.20 per share	523,474	104,695	-	-	-	104,695
- at $0.22 per share	2,129,359	468,459	-	-	-	468,459
- at $0.25 per share	148,357	37,089	-	-	-	37,089
- at $0.30 per share	63,936	19,181	-	-	-	19,181
Less: finders' fees	-	(31,966)	-	-	-	(31,966)
Non-cash compensation charge	-	-	18,700	-	-	18,700
Net loss for the period	-	-	-	-	(854,342)	(854,342)
Foreign currency translation adjustment	-	-	-	169	-	169
	___________	___________	___________	___________	___________	___________
Balance, May 31, 2004	7,846,840	$1,085,499	$18,700	$(30,614)	$(1,397,561)	$(323,976)
	___________	___________	___________	___________	___________

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

Note 3 Inventory

	May 31, 2004	August 31, 2003
Prepaid airtime	$-	$4,395
Cellular phone parts and accessories	15,264	13,571
	___________	___________
	$15,264	$17,966
	___________	___________

Note 4 Capital Assets

	May 31, 2004			August 31, 2003
	Cost	Accumulated Amortization	Net	Net
Cellular phones	$400,270	$355,195	$45,075	$134,497
Computer and office equipment	55,873	13,906	41,967	37,008
Text messaging software	15,161	-	15,161	-
	___________	___________	___________	___________
	$471,304	$369,101	$102,203	$171,505
	___________	___________	___________	___________

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

b) Commitments (cont'd)

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

Note 7 Related Party Transactions

The Company was charged the following expenses by directors of the Company and by a company with a common director:

	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003
Management fees	$15,522	$31,287	$72,891	$62,620
	___________	___________	___________	___________

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

At May 31, 2004, accounts payable and accrued liabilities include $91,592 (August 31, 2003:  $26,920) due to directors of the Company.

Note 8 Supplemental Disclosures With Respect to Cash Flows

Other Supplemental Disclosures	2003	2002
Cash paid during the period for interest	$-	$-
	___________	___________
Cash paid during the period for income taxes	$-	$-
	___________	___________

Digital Youth Network Corp.
(formerly Ocean Ventures Inc.)
Notes to the Consolidated Financial Statements
May 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 7

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

	May 31, 2004	May 31, 2003
US GAAP as reported:
Accumulated other comprehensive loss	$(30,614)	$(30,783)
	___________	___________
Canadian GAAP:
Accumulated translation adjustment	$(30,614)	$(30,783)
	___________	___________

Digital Youth Network Corp.
(formerly Ocean Ventures Inc.)
Notes to the Consolidated Financial Statements
May 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 8

Note 11 Differences Between Canadian and United States Accounting Principles (cont'd)

ii) Statement of Operations:

	Nine months ended May 31, 2004	Nine months ended May 31, 2003
Comprehensive loss for the period as reported under US GAAP	$(854,173)	$(264,108)
Foreign currency translation adjustment	(169)	(16,545)
	___________	___________
Net loss for the period under Canadian GAAP	$(854,342)	$(247,563)
	___________	___________
Basic and diluted loss per share under US and Canadian GAAP	$(0.13)	$(0.03)
	___________	___________

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

Text messaging is received on a cellular telephone handset. In our pilot programs, we relied on a network of retail store locations to distribute telephone handsets and prepaid air-time to our generation DY subscribers. Experience gained and market research conducted during these launches demonstrated that it did not make sense for our company to sell or distribute cellular telephone handsets to our subscribers. We have therefore discontinued the sale of cellular telephone handsets and accessories and we no longer offer them as part of a membership package in our Digital Youth network. We currently refer new subscribers that do not already own a cellular telephone to our strategic partner Microcell, Inc., the Canadian wireless telecommunication service provider that operates the Fido cellular telephone network. In return, Microcell, Inc. provides our referrals with new cellular telephone handsets and service at a discounted price and gives them free access to a 24 hour crisis line. In addition, Microcell Inc. pays our company a referral fee calculated based on the number of new subscribers that we refer.

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

Historically, we have charged new members of our Digital Youth Network a one time non-refundable membership fee of $36 ($50 Canadian). We have since ceased charging membership fees to our subscribers.  We believe that our primary source of revenue will be from advertisers desiring access to our more than 30,000 member students using various combinations of text messaging, email, direct mail to students' homes and via the Internet on one of our web-pages, or to use our members as a market research tool. We believe that we can increase the size of our membership more easily if we do not charge a membership fee.  Our unique position in the market makes our company an attractive market research and advertising tool for anybody interested in the opinions or purchasing power of our unique subscriber population.

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

We derive revenues from the referral of subscribers needing new telephone service to Microcell, Inc., the sale of advertising (targeted text messaging, email, direct mail, print media and web site) and market research, and we hope to derive additional revenues from legally downloadable music. We no longer derive any revenues from the sale of memberships in our Digital Youth network.

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended May 31, 2004 and May 31, 2003 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on January 12, 2004, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

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

Liquidity and Capital Resources

As at May 31, 2004

As at May 31, 2004, we had a cash position of $0 and a net working capital deficiency of $426,179.

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
Robert Balbirnie

10.12* Debt Settlement Agreement and Subscription Agreement dated June 22, 2004 with 310047 B.C. Ltd.

10.13* Assignment of Debt dated June 22, 2004 with Clark, Wilson

10.14* Finder's Fee Agreement dated August 1, 2003 with Austin Rand

10.15* Connectivity Agreement dated June 17, 2004 with Impact Mobile Inc.

10.16* Letter of Agreement dated August 30, 2004 with Microcell Solutions Inc.

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