Form 10KSB
period 2004-08-31
DIGITAL YOUTH NETWORK CORP.
filed 2005-01-13
CIK 1137764

This Form 10-KSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  August 31, 2004
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ]to[ ]

Commission file number  000-32715

Digital Youth Network Corp. (Exact name of registrant as specified in its charter)
Alberta, Canada (State or other jurisdiction of incorporation or organization)	98-0343194 (I.R.S. Employer Identification No.)
#302 - 1040 Hamilton Street Vancouver, BC, Canada (Address of principal executive offices)	V6B 2R9 (Zip Code)

Registrant's telephone number, including area code 604. 682.6203

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

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

Yes  [X]     No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: $97,988

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

6,861,696 common shares @ $0.245 (1) = $1,681,115.50

(1) Average of the bid and asked prices on January 11, 2005.

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

8,704,966 common shares issued and outstanding as of December 24, 2004

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

As used in this annual report, the terms "we", "us", "our" and "Digital Youth" mean our company, Digital Youth Network Corp. and our majority-owned subsidiary Digital Youth Network Inc. unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.

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

Pursuant to the share purchase agreement, as amended, and at the closing of the transaction on October 7, 2003, we increased the maximum number of our directors from four to six and we appointed Daniel Reitzik and Roland Sartorius to our board of directors, although Mr. Sartorius has since resigned from our board of directors. Although not required to do so by the terms of the share purchase agreement, Mr. Grayson Hand and Dr. Dennis Sinclair resigned from our Board on the closing date of October 7, 2003. Also at closing, Mr. Jerry McKenzie, who continues to be a member of our board of directors, resigned from the office of Secretary of our company and we appointed Mr. Daniel Reitzik as our Chief Operating Officer and Mr. Jason Jaspar as our corporate Secretary. Mr. Reitzik and Mr. Jaspar continue to serve as the President and the General Manager, respectively, of our Digital Youth Network Inc. subsidiary.

Our Digital Youth Network Inc, subsidiary is a federally incorporated Canadian corporation with its principal place of business located at Suite 302, 1040 Hamilton Street, Vancouver, B.C., Canada V6B 2R9. It was formed as a British Columbia corporation on October 4, 2001, under the name PCS Media Inc. and, on November 12, 2002, it was continued under the federal laws of Canada under its current name, Digital Youth Network Inc.

About Digital Youth Network

We integrate wireless and Internet technologies and print media to provide Short Messaging Service (also known as "SMS") text messaging and promotional services and advertising to Canadian teenagers between 13 and 18 years of age who join our community of subscribers. The terms "digital youth" and generation "DY" refer to the generation of young people that are 13 to 18 years of age. We provide free membership in our Digital Youth network to generation DY subscribers entitling them to free incoming Short Messaging Service ("SMS") text messaging if sent through our Digital Youth Network server, the opportunity to participate in market research surveys and promotional events, and free prizes to new members when they subscribe. These free prizes are provided to us by our strategic partners, usually in exchange for our services in promoting these strategic partners to our membership.

Short Messaging Service ("SMS") messages are short text messages transmitted through a Short Message Service Center from and to a mobile phone, fax machine and/or IP (internet protocol) address. SMS messages must be no longer than 160 alpha-numeric characters and cannot contain images or graphics. Common short codes, or "CSC"s, are five or six digit numbers that can receive Short Messaging Service messages, just like normal seven and ten digit telephone numbers. Common short codes attached to print ads and TV spots are a popular way for marketers to enable consumers to request additional information about an advertisement -- ideally, consumers respond to an ad by "texting" a message to a CSC. Television producers also rely on short codes to enable viewers to cast votes in reality shows. In our case, we and our subscribers use our common short code "TEXTDY" to communicate with each other through our server, which serves as a Short Message Service Center (a device that receives an SMS message from the sender device and sends it on to the recipient device).

In our pilot programs, we relied on a network of retail store locations to distribute telephone handsets and prepaid air-time to our generation DY subscribers. Using these cellular telephones, our subscribers could send and receive SMS messages to each other through our server. As we gained experience we realized that although it was important that our subscribers continue to be provided with cellular telephone handsets, it was too costly for our company to sell or distribute them. At the end of calendar year 2003 and the beginning of calendar year 2004 we discontinued the sale of cellular telephone handsets and accessories and we stopped offering them as part of a membership package in our Digital Youth network. Instead, we refer new members that do not already own a cellular telephone to our strategic partner Microcell, Inc., the Canadian wireless telecommunication service provider that operates the Fido cellular telephone network. Microcell, Inc. provides our referrals with new cellular telephone handsets and service at a discounted price and gives them free access to a 24 hour crisis line. In addition, Microcell, Inc. pays our company a referral fee calculated based on the number of new member-subscribers that we refer. These new members are still able to send SMS text messages to other DY members through our server.

Historically, all of our members were required to use the Fido network because our Short Message Service Center software could only send SMS text messages to members who were using the Fido cellular telephone network. On June 17, 2004, we entered into an agreement with Impact Mobile Inc. which expanded our ability to send SMS text messages to users of any of the ten cellular telephone service providers in Canada. Then, on August 1, 2004, the Canadian Wireless Telecommunications Association and all of the Canadian wireless carriers approved our use of the common short code "TEXTDY" (the numbers 839839 on a telephone handset) to communicate via SMS text messaging with all Canadian subscribers for wireless telephone service regardless of the wireless network that they use. As a result, we can now offer SMS text messaging capability to any of our members with cellular telephone service regardless of which Canadian cellular telephone service provider s/he uses.

Historically, we charged new members of our Digital Youth Network a one time non-refundable membership fee of $36 ($50 Canadian). We have since ceased charging membership fees to our subscribers. We believe that our primary source of revenue will be from advertisers desiring access to our approximately 30,000 member students using various combinations of text messaging, email, direct mail to students' homes and via the Internet on one of our web-pages, or to use our members as a market research tool. We also believe that we can increase the size of our membership more easily if we do not charge a membership fee.

For some months we have been exploring a relationship with Universal Music that will provide our subscribers with access to legally downloadable music through our website while simultaneously providing Universal Music with a new channel for distribution of its products. Universal Music, a division of Universal Studios Canada Ltd., produces, manufactures, markets, sells and distributes recorded music and represents artists from Canada and around the world. Music industry participants have lost substantial revenues over the past few years as a result of file sharing and what they have alleged is illegally downloaded music. Industry statistics suggest that these losses to the music industry are equal to approximately 20% of sales and that a substantial percentage of the people engaged in this activity are between the ages of 15 and 24. Music industry participants believe that this illegal activity may decrease if more opportunities to purchase music online are made available, and they welcomed the launch of the Puretracks® on-line music store through which consumers can legally download music.

The Puretracks® music store allows customers to legally download music in a Windows Media Player format 24 hours a day, seven days a week. However, members of generation DY will be less likely to use the Puretracks® site because it requires payment by credit card and most 13 to 18 year olds do not have credit cards. Our network can provide a viable alternative for members of generation DY who wish to download music legally by providing the option of payment by deduction from members' airtime accounts. Our company continues to explore how best to integrate legally downloadable music with our other current products.

We are working with Universal Music on a continuous basis to promote new artists and their album releases to our member community. In return, Universal Music provides us with merchandise for distribution to our members both as incentives for their participation in our market research and as incentives to young people signing up for new memberships in our Digital Youth community.

We are also working on the integration of our SMS messaging capability with video advertising in shopping malls across Canada. We have recently entered into an arms-length agreement with Digital Advertising Network Inc., an unrelated Canadian company that operates large video screens in shopping malls across Canada, whereby our companies will offer promotions through interactive programs that will enable patrons to interact with the advertisers using SMS messaging in order to receive prizes, coupons and special offers. Our agreement with Digital Advertising Network Inc. anticipates that we will share revenues derived from these interactive campaigns between us.

We derive revenues from the referral of members needing new telephone service to Microcell, Inc., the sale of advertising (targeted text messaging, email, direct mail, print media and web site) and market research, and we hope to derive additional revenues from legally downloadable music. We no longer derive any revenues from the sale of memberships in our Digital Youth network.

Our Business Strategy

Our business strategy continues to focus on the growth of our subscriber membership, as we believe that the bulk of our revenue will be derived from the sale of advertising to, and market research about, our teenaged members. In order to both grow our membership and ensure that new subscribers are members of the target age group, we look for ways to ensure some personal contact with subscribers when we sign them up. Historically, we approached potential members through schools and through retail presence in shopping malls across Canada. Though successful, this approach proved too expensive as it required that we establish locations in or near each targeted school or school district and incur expenses for rent, staffing, travel and entertainment. During the last few months of calendar year 2003 and the first few months of calendar year 2004, we began to explore other methods that could deliver the same level of exposure to potential subscribers at reduced cost and expense.

We are continuing to identify new ways to reach potential subscribers. During the summer of 2004 we staged a cross-Canada concert tour with Social Code, a rock band signed by Universal Music. This Summer Tour was sponsored by, among others, Microcell, Inc. and Sony Ericsson. We staged live performances by Social Code in shopping malls in major cities across Canada, including Vancouver, Calgary, Edmonton, Winnipeg, Toronto and Mississauga, to sign up members for our Digital Youth network and to raise brand awareness for our sponsors. Both we and our sponsors thought that the Summer Tour was a success, and we are exploring related alternatives to reach our potential subscribers, including the sponsorship through schools and student councils of school dances and concerts where teenagers can get together to hear and dance to the music of bands like Social Code while we attract new subscribers and help raise brand awareness for our sponsors. Similar to the Summer Tour, we hope to persuade sponsors like Universal Music, Sony Ericsson, Microcell, Inc. and others to help defray the costs in exchange for brand recognition.

Our Sales & Marketing Strategy

We sell to advertisers the ability to send advertising messages to our community of youth members. This includes text message advertising messages sent directly to members' handsets, Internet presence at the Digital Youth Network Website located at www.DigitalYouth.ca, direct mail to members' homes and polling and market research through Internet and wireless channels.

As we continue to grow our subscriber base, we continue to approach new potential advertisers and sponsors. Our program has profile created both by our own efforts and the momentum created by our Summer Tour and similar initiatives. We actively promote our programs on the radio, by face-to-face communication in schools and elsewhere, by SMS text messaging and by posting posters in schools.

Competition

We are a media and marketing company selling advertising and the results of our market research to clients interested in reaching Canadian teenagers. Our market research results are derived from questions, surveys and similar inquiries in which our member community participates. We help educate our clients about Canadian youth and then we work with them to design and implement specialized sales and marketing techniques and campaigns.

We compete with other youth media and marketing companies, including Youthography, another Canadian marketing company. We believe that our Digital Youth member community, and our work with Universal Music, schools and our other sponsors, makes our company unique in Canada and that this gives us a competitive edge over other companies offering similar products.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the next 12 months.

Purchase of Significant Equipment

We do not plan to purchase any significant equipment over the next twelve months.

RISK FACTORS

GENERAL RISKS

We have not generated any significant revenues since May 1999 and our ability to generate revenues and operate at a profit is uncertain.

We have an accumulated deficit of $1,873,468 as at August 31, 2004. We had revenue for the year ended August 31, 2004 of $97,988 and expenses, including direct costs, for the same period of $1,396,435. At August 31, 2004, we had cash in the bank of $1,004. Our monthly operating expenses are approximately $40,000. We do not currently have the money necessary to continue our operations and our ability to generate any further revenues is uncertain. If we do not begin to generate significant revenues that enable us to operate profitably, our business will fail.

If we are unable to obtain additional capital to finance the development of our business, we may be required to delay, scale back or eliminate the development of our business.

Because we cannot fund the cost of our operations from our revenues, we anticipate that we will require additional financing in order to continue to operate, grow our subscriber base and begin to generate significant revenues. We intend to secure any additional financing necessary through private placements of our common shares, but there can be no assurance that any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. In addition, if funds are raised by issuing equity securities, further dilution to existing or future shareholders will likely result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of our business. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

We require additional financing in order to continue in business as a going concern, the availability of which is uncertain.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ending August 31, 2004, our independent auditors included additional comments in their Auditors' report indicating concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a limited operating history which makes it difficult to evaluate whether we will operate profitably.

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

Some of our present officers and directors, who are also officers of our new subsidiary Digital Youth Network, are key to our continuing operations and we rely upon the continued service and performance of these officers and directors and their knowledge and ability to maintain our current level of business and to expand our business, which is key to our future success. Although these officers or directors are parties to written employment agreements with our company, any of them could leave with little or no prior notice. We cannot be assured that we can persuade these people to continue their employment with our company, or that we can do so on terms that are satisfactory to our company. The failure to retain these key persons could harm our business.

We are subject to economic fluctuations within the telecommunications and advertising businesses.

Our current business activities are limited to the business engaged in by our subsidiary, Digital Youth Network. Our lack of diversification may subject us to economic fluctuations within the telecommunications and the advertising businesses, which may increase the risks associated with our operations.

We may fail to use our database and our expertise in marketing to our members successfully, and we may not be able to maintain the quality and size of our database.

The effective use of our Digital Youth database and our expertise in marketing to our generation DY members will be important to our business. If we fail to capitalize on these assets, our business may not be successful.

We rely on third parties for some essential business operations, and disruptions or failures in the services provided by these parties may adversely affect our ability to deliver goods and services to our participating students.

We depend on all of the cellular telephone service providers in Canada for service to the cellular telephones used by our subscribers, and we depend on Impact Mobile for the ability to communicate across the various networks. This is an essential aspect of our business. We have no control over any of these telecommunications carriers or over Impact Mobile. We may not be able to maintain satisfactory relationships with any one or more of them on acceptable commercial terms. Further, we cannot be certain that the quality of products and services that they provide will remain at the levels needed to enable us to conduct our subsidiary's business effectively.

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

To the best of our knowledge, we are not currently subject to any direct federal, state or local regulation in the United States, other than regulations applicable to businesses generally. Upon our acquisition of Digital Youth Network, we became engaged in the business of providing advertising products in Canada through various media including telecommunications, though we do not directly provide any telecommunications service.. The telecommunications industry is highly regulated in Canada and we do not have any direct experience operating in this industry. Our lack of expertise and knowledge concerning this regulatory framework could have an adverse impact on the future development of our business.

We voluntary delisted from the TSX Venture Exchange (formerly the Canadian Venture Exchange) and trading in our common shares on the National Association of Securities Dealers Inc.'s OTC Bulletin Board is limited and sporadic, making it difficult for our shareholders to sell their shares or liquidate their investments.

On June 21, 2002, we voluntarily delisted our common shares from the TSX Venture Exchange (formerly the Canadian Venture Exchange). Although our common shares were approved for trading on the National Association of Securities Dealers Inc.'s OTC Bulletin Board on January 29, 2002, under the symbol "OVNIF" and on August 24, 2004 under the new symbol "DYOUF", trading has been very limited and sporadic, making it difficult for our shareholders to sell any of their common shares and liquidate their investment.

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

Item 2. Description of Property.

We currently share office space with our subsidiary. Our principal place of business is located at Suite 302, 1040 Hamilton Street, Vancouver, B.C., Canada V6B 2R9, where we rent approximately 2,300 square feet of office space, together with parking, for a monthly rent of approximately $4,525 (Cdn $5,600). We lease this office space on a month-to-month basis with the option of renewing for long term.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

On June 30, 2004 we held an annual and special meeting of our shareholders. There were shareholders present in person or by written proxy representing 1,687,822 shares of our common stock or approximately 21.51% of our issued and outstanding shares of common stock. Since we had shareholders present in person or by proxy representing more than 5% of our outstanding shares of common stock, we had a quorum and the meeting was considered to be properly convened. The following matters were voted on and approved by a quorum of our shareholders:

1. We set the number of our directors at four (4);

2. We elected Raymond Mol, William McGinty, Jerry McKenzie and Daniel Reitzik to our board of directors;

3. We ratified the appointment of our auditor;

4. We approved our 2004 Stock Option Plan; and

5. We approved of the change of our company's name from Ocean Ventures Inc. to Digital Youth Network Corp.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

On June 21, 2002, we voluntarily delisted our common shares from the TSX Venture Exchange (formerly the Canadian Venture Exchange). Our common shares were approved for trading on the National Association of Securities Dealers Inc.'s OTC Bulletin Board on January 29, 2002, under the symbol "OVNIF" and on August 24, 2004 our symbol changed to "DYOUF".

The high and low bid prices for our common shares (obtained from Yahoo! Finance) for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended(1)(2)	High	Low
August 31, 2004	$0.25	$0.24
May 31, 2004	$0.40	$0.25
February 28, 2004	$0.28	$0.20
November 30, 2003	$0.50	$0.24
August 31, 2003	$0.30	$0.29
May 31, 2003	$0.20	$0.19
February 28, 2003	$0.16	$0.15
November 30, 2002(2)	$0.18	$0.015

(1) The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(2) Our shares were suspended from trading on the TSX Venture Exchange (formerly the Canadian Venture Exchange) on November 29, 1999 because we did not have an operating business at that time. On June 21, 2002 we voluntarily delisted our common shares from the TSX Venture Exchange (formerly the Canadian Venture Exchange). Our common shares were approved for trading on the National Association of Securities Dealers Inc.'s OTC Bulletin Board on January 29, 2002 under the symbol "OVNIF" and on August 24, 2004 our symbol changed to "DYOUF".

Our common shares are issued in registered form. Computershare Trust Company of Canada is the registrar and transfer agent for our common shares. Their address and telephone numbers are: 4th Floor 510 Burrard Street, Vancouver, BC, Canada V6C 3B9 (Telephone: 604.661.9400; Facsimile: 604.683.3694)

On December 24, 2004, the list of holders of our common shares showed that we had 23 registered shareholders and 8,704,966 shares outstanding.

Dividend Policy

We have not declared or paid other cash dividends during the past two years. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Pursuant to three subscription agreements dated June 9, 2004 we agreed to issue 68,181 units to three accredited investors. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2005. These units were sold as at

June 9, 2004 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to a debt settlement and subscription agreement dated July 20, 2004, we agreed to issue 41,057 shares of common stock to one accredited investor. These shares were sold in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to a subscription agreement dated August 5, 2004 we agreed to issue 95,455 units to one accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2005. These units were sold as at August 5, 2004 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to a subscription agreement dated October 8, 2004 we agreed to issue 115,000 units to one accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2005. These units were sold as at October 8, 2004 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to a subscription agreement dated October 8, 2004 we agreed to issue 13,000 units to one accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2005. These units were sold as at October 8, 2004 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. Share certificates for these units have not yet been issued.

Pursuant to a subscription agreement dated December 5, 2004 we agreed to issue 167,712 units to one accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2005. These units were sold as at October 8, 2004 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. Share certificates for these units have not yet been issued.

On July 15, 2004 we issued a convertible debenture to one investor in the principal amount of CDN$35,000 which bears interest at 6% per annum and was due on December 31, 2004. The principal and accrued interest is convertible in whole or in part, at any time prior to December 31, 2004, upon the mutual agreement between the holder and our company, or at any time on or after December 31, 2004 at the option of the holder into common shares of our company at a price of CDN$0.25 per share. This debenture is secured by a general security agreement. We relied on the provisions of Regulation S promulgated under the Securities Act of 1933 as amended, for issuance of the convertible debenture.

On July 15, 2004 we issued a convertible debenture to one investor in the principal amount of CDN$171,500 which bears interest at 6% per annum and was due on December 31, 2004. The principal and accrued interest is convertible in whole or in part, at any time prior to December 31, 2004, upon the mutual agreement between the holder and our company, or at any time on or after December 31, 2004 at the option of the holder into common shares of our company at a price of CDN$0.25 per share. This debenture is secured by a general security agreement. We relied on the provisions of Regulation S promulgated under the Securities Act of 1933 as amended, for issuance of the convertible debenture.

On September 1, 2004 we converted a note payable of $19,040 (CDN$25,000) into a convertible debenture in the same amount bearing interest at 6% per annum to one investor. This convertible debenture was due on December 31, 2004. The principal and accrued interest is convertible in whole or in part, at any time prior to December 31, 2004, upon the mutual agreement between the holder and our company, or at any time on or after December 31, 2004 at the option of the holder into common shares of our company at a price of $0.19 per share. We relied on the provisions of Regulation S promulgated under the Securities Act of 1933 as amended, for issuance of the convertible debenture.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the 2004 Employee Stock Option Plan, on June 30, 2004. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at August 31, 2004.
	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	250,000(1)	$0.25	1,000,000 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	250,000(1)	$0.25	1,000,000 (2)

(1) The options referred to were issued pursuant to our 1997 Stock Option Plan, which has since been superseded by our 2004 Stock Option Plan.

(2) The maximum number of options issuable under our 2004 Stock Option Plan is 1,000,000.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2004.

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

Operating Results

Year Ended August 31, 2004

We reported a net loss for the 12 month period ended August 31, 2004 of $1,330,249 which, after adjustment for foreign currency translation resulted in a comprehensive loss of $1,347,630 or $0.19 per share based on a weighted average number of common shares outstanding of 7,027,326.

Year Ended August 31, 2003

We reported a net loss for the 12 month period ended August 31, 2003 of $453,930 which after adjustment for foreign currency translation resulted in a comprehensive loss of $485,221 or $0.05 per share based on a weighted average number of common shares outstanding of 9,405,825, compared to net loss of $89,289 (comprehensive loss of $88,781) or $0.01 per share for the period from October 4, 2001 (Date of Inception) to August 31, 2002.

The loss reported in the year ending August 31, 2003 was due primarily to general and administrative expenses, including those resulting from our search for a suitable business opportunity and the extraordinary legal and similar expenses we incurred in identifying, structuring and pursuing that business opportunity. These general and administrative expenses increased to $1,067,553 during the year ended August 31, 2004 compared to $436,039 in the year ended August 31, 2003. The most significant increases in these expenditures were for:

  advertising and promotion expenses of $132,952 during the 12 months ended August 31, 2004 compared to $28,294 during the 12 month period ended August 31, 2003. This increase in advertising and promotion expense was due in large part to our shift in general focus away from the sales of telephone handsets in a retail environment towards the promotion our company through events like our summer tour.

  legal fees of $63,062 during the 12 month period ended August 31, 2004 compared to $6,375 during the 12 month period ended August 31, 2003. This increase in our legal fees is due primarily to the cost of our acquisition of our Digital Youth Network Inc. subsidiary in October, 2003, in addition to the ongoing costs of our compliance with our reporting obligations as a public company during and after that acquisition.

  Wages and benefits for the 12 months ended August 31, 2004 were $170,137, compared to $72,296 in the 12 months ended August 31, 2003, while consulting fees for the 12 months ended August 31, 2004 were $213,066 compared to $144,166 for the 12 months ended August 31, 2003. This increase in wages is due primarily to the spike in our retail activities, which we discontinued during the period.

  Office, telephone and miscellaneous expenses for the 12 month period ended August 31, 2004 were $87,359, compared to $24,994 for the 12 month period ended August 31, 2003. The increase in office expense is due primarily to the expansion of our retail operation in the beginning of the period followed by our decision to discontinue our retail operation and consolidate our executive functions in our Vancouver office.

  Rent for the 12 month period ended August 31, 2004 was $60,156, compared to $22,979 for the 12 month period ended August 31, 2003. This increase is due primarily to the rental of retail facilities during the year in addition to our administrative offices. During the year we discontinued our retail operations, and we no longer require or rent any retail space.

There was a net decrease in cash during the year ended August 31, 2003 of $12,951, due primarily to operating costs and expenses for our operations.

Liquidity and Capital Resources

As at August 31, 2004

As at August 31, 2004, we had cash of $1,004, bank indebtedness of $9,401 and a net working capital deficiency of $707,406.

We do not have sufficient cash resources to fund our normal operating expenses, which total approximately $40,000 per month.

As at August 31, 2003

As at August 31, 2003, we had a cash position of $13,955 and a working capital deficiency of $496,819. We experienced a net decrease in our available cash resources over the year ended August 31, 2003 due primarily to a number of pre-closing loans (in the aggregate amount of $340,622) that we made to Digital Youth Network Inc. between the time we contracted to purchase it and the time that we closed the acquisition, and our lack of significant revenues during this period. In addition, we had higher than normal operating expenses due to the identification and acquisition of Digital Youth Network Inc.

We do not have sufficient cash resources to fund the normal capital and operating expenses of our company and those of our operating subsidiary Digital Youth Network Inc., which currently requires an aggregate of approximately $40,000 per month. In order to both operate our company and expand our teen community through advertising and other promotional efforts, we anticipate that we will need additional operating capital of approximately $400,000. We plan to fund some of these needs with revenues from our operating subsidiary, which are currently nil but which we anticipate will grow to $30,000 per month by May, 2005 and which we hope to grow to approximately $80,000 per month by the end of August 31, 2005, and we plan to raise the balance of our requirements through the sale of our company's securities.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our annual financial statements for the year ended August 31, 2004, our independent auditors included additional comments in their Auditors' report indicating concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances surrounding this disclosure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On January 29, 2002, our common shares were approved for trading on the National Association of Securities Dealers Inc.'s OTC Bulletin Board under the symbol "OVNIF" and on June 21, 2002, we voluntarily delisted our common shares from the TSX Venture Exchange (formerly the Canadian Venture Exchange).

Cash Requirements

Over the twelve month period ending August 31, 2005, we anticipate that we will require additional operating capital of approximately $400,000 to fund our working capital requirements for the balance of the year ending August 31, 2005. We plan to raise approximately $150,000 of this operating capital from operations and we plan to raise the balance of approximately $250,000 through private placements of our equity securities and/or debt financing. We plan to use this money to attract and sign-up additional member-subscribers, and to pursue and grow our relationships with Digital Advertising Network Inc., Universal Music and other industry partners and sponsors, and to implement our plan to sell downloadable music through the Digital Youth Network, including the implementation of a working plan whereby our subscribers can easily pay for the music that they download.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the twelve months ending August 31, 2005.

Purchase of Significant Equipment

We do not plan to purchase any significant equipment over the twelve months ending August 31, 2005.

Employees

Prior to the date of our acquisition of our subsidiary company Digital Youth Network Inc. on October 7, 2003, we had no employees. As at August 31, 2004, we still had no employees but our subsidiary company Digital Youth Network Inc. employed 5 people on a full time basis and a varying number of consultants and casual labour on an as-needed basis. These employees and consultants perform all of the necessary management and accounting functions for our company, in addition to customer service, website design and development, advertising and sales. As at August 31, 2004, we were spending an aggregate of approximately $40,000 per month on consulting fees, wages, benefits, withholdings for all of our employees, rent and general overhead. We do not anticipate an increase in the number of our employees or consultants, other than fluctuations in the normal course of scheduled promotional events for our subscribers, over the next 12 months.

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

The Independent Auditor's Report of Amisano Hanson for the audited financial statements for the years ended August 31, 2004 and 2003 is included herein immediately preceding the audited financial statements.

Audited Financial Statements by Amisano Hanson:

Independent Auditor's Report, dated December 2, 2004, except for Note 13 which is as of December 6, 2004.

Balance Sheets at August 31, 2004 and 2003.

Statement of Operations for the years ended August 31, 2004 and 2003 and for the period from September 1, 1999 (date of inception of development stage) to August 31, 2004.

Statements of Stockholders' Equity (Deficiency) for the years ended August 31, 2004 and 2003 and for the period from September 1, 1999 (date of inception of development stage) to August 31, 2004.

Statements of Cash Flows for the years ended August 31, 2004 and 2003 and for the period from September 1, 1999 (date of inception of development stage) to August 31, 2004.

Statement of Income (Loss) from Discontinued Operations for the years ended August 31, 2004 and 2003.

Notes to the Financial Statements.

DIGITAL YOUTH NETWORK CORP.

(formerly Ocean Ventures Inc.)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2004

(Stated in US Dollars)

Terry Amisano Ltd.	Amisano Hanson
Kevin Hanson, CA	Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Digital Youth Network Corp.
(formerly Ocean Ventures Inc.)

We have audited the accompanying consolidated balance sheet of Digital Youth Network Corp. (formerly Ocean Ventures Inc.) as of August 31, 2004 and 2003 the related consolidated statements of operations, cash flows and stockholders' deficiency for the years ended August 31, 2004 and 2003 and for the period October 4, 2001 (Date of Inception) to August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Youth Network Corp. as of August 31, 2004 and 2003 and the results of their operations and their cash flows for the years ended August 31, 2004 and 2003 and for the period October 4, 2001 (Date of Inception) to August 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Vancouver, Canada	"AMISANO HANSON"
December 2, 2004 except for Note 13 which is as of December 6, 2004	Chartered Accountants

Comments by Auditors for Canadian Readers on U.S.- Canada Reporting Conflict

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

Our report to the stockholders dated December 2, 2004, except for Note 13 which is as of December 6, 2004, is expressed in accordance with United States reporting standards which requires an explanatory paragraph in the auditors' report.
Vancouver, Canada	"AMISANO HANSON"
December 2, 2004 except for Note 13 which is as of December 6, 2004	Chartered Accountants
750 West Pender Street, Suite 604	Telephone: 604-689-0188
Vancouver Canada	Facsimile: 604-689-9773
V6C 2T7	E-MAIL: amishan@istar.ca">amishan@telus.net

DIGITAL YOUTH NETWORK CORP.
(formerly Ocean Ventures Inc.)
CONSOLIDATED BALANCE SHEETS
August 31, 2004 and 2003
(Stated in US Dollars)

ASSETS
	2004	2003
Current
Cash	$1,004	$13,955
Goods and services taxes receivable	17,690	15,980
Inventory - Note 3	3,494	17,966
Prepaid expenses	5,459	45,140
	___________	___________
	27,647	93,041

Capital assets - Note 4	38,743	171,505
	___________	___________
	$66,390	$264,546
	___________	___________
LIABILITIES
Current
Bank indebtedness	$9,401	$27,694
Accounts payable and accrued liabilities - Notes 9 and 13	534,342	203,503
Convertible debentures - Note 5	157,270	18,041
Note payable - Note 6	19,040	-
Advances payable - Note 7	15,000	340,622
	___________	___________
	735,053	589,860
	___________	___________
STOCKHOLDERS' DEFICIENCY
Capital stock - Notes 8 and 13
Authorized:
Unlimited Common shares without par value
Unlimited Preferred shares without par value
Issued:
8,472,254 Common shares	1,194,569	248,688
Additional paid-in capital	39,700	-
Contributed surplus	18,700	-
Accumulated other comprehensive loss	(48,164)	(30,783)
Accumulated deficit	(1,873,468)	(543,219)
	___________	___________
	(668,663)	(325,314)
	___________	___________
	$66,390	$264,546
	___________	___________

Nature and Continuance of Operations - Note 1
Commitments - Notes 5, 6, 8 and 12
Subsequent Events - Notes 6 and 13

DIGITAL YOUTH NETWORK CORP.
(formerly Ocean Ventures Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended August 31, 2004, 2003 and
the period October 4, 2001 (Date of Inception) to August 31, 2002
(Stated in US Dollars)

	Year ended August 31,		October 4, 2001 (Date of Inception) to August 31,
	2004	2003	2002

Revenue
Cell phone accessories	$14,293	$30,864	$-
Text messaging advertising	4,067	-	-
Membership	79,628	83,633	-
	___________	___________	___________
	97,988	114,497	-
	___________	___________	___________

Direct costs
Cellular phones and accessories	7,657	8,921	-
Text messaging	74,442	27,396	-
Amortization - cellular phones	246,783	96,071	-
	___________	___________	___________
	328,882	132,388	-
	___________	___________	___________

General and Administrative Expenses
Accounting and audit	36,590	-	-
Advertising and promotion	132,952	28,294	12,159
Amortization of equipment	14,368	2,838	-
Bank changes and interest	17,851	3,142	212
Consulting fees - Notes 8 and 9	213,066	144,166	2,859
Foreign exchange	792	-	-
Interest on convertible debentures and note payable - Notes 5 and 6	44,932	-	-
Insurance	2,778	1,127	-
Licenses and dues	-	3,550	-
Legal fees	63,062	6,375	5,502
Management remuneration - Note 9	162,607	101,690	44,323
Office, telephone and miscellaneous	87,359	24,994	3,139
Rent	60,156	22,979	4,577
Transfer agent	6,339	-	-
Travel	54,564	14,843	3,796
Wages and benefits	170,137	72,296	-
Website development costs	-	9,745	12,722
	___________	___________	___________
	1,067,553	436,039	89,289
	___________	___________	___________

.../cont'd

Continued

DIGITAL YOUTH NETWORK CORP.
(formerly Ocean Ventures Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended August 31, 2004, 2003 and
the period October 4, 2001 (Date of Inception) to August 31, 2002
(Stated in US Dollars)

	Year ended August 31,		October 4, 2001 (Date of Inception) to August 31,
	2004	2003	2002

Loss before other item	(1,298,447)	(453,930)	(89,289)

Other item
Loss on write-off of equipment	(31,802)	-	-
	___________	___________	___________
Net loss for the period	(1,330,249)	(453,930)	(89,289)

Comprehensive loss
Foreign currency translation adjustment	(17,381)	(31,291)	508
	___________	___________	___________
Comprehensive loss for the period	$(1,347,630)	$(485,221)	$(88,781)
	___________	___________	___________

Basic and diluted loss per share	$(0.19)	$(0.05)	$(0.00)
	___________	___________	___________

Weighted average number of common shares outstanding	7,027,326	9,405,825	5,982,745
	___________	___________	___________

DIGITAL YOUTH NETWORK CORP.
(formerly Ocean Ventures Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended August 31, 2004, 2003 and
the period October 4, 2001 (Date of Inception) to August 31, 2002
(Stated in US Dollars)
	Year ended August 31,		October 4, 2001 (Date of Inception) to August 31,
	2004	2003	2002
Operating Activities
Net loss	$(1,330,249)	$(453,930)	$(89,289)
Items not affecting cash:
Amortization	261,151	98,909	-
Consulting fees - Note 8	18,700	48,325	-
Loss on write-off of equipment	31,802	-	-
Convertible debenture beneficial conversion option interest expense - Note 5	39,700	-	-
Changes in non-cash working capital balances related to operations:
Goods and services taxes receivable	6,749	(12,999)	(2,981)
Inventory	15,253	(17,966)	-
Prepaid expenses	41,599	(45,140)	-
Accounts payable and accrued liabilities	311,815	138,829	10,613
	___________	___________	___________
	(603,480)	(243,972)	(81,657)
	___________	___________	___________
Investing Activities
Capital assets acquired	(139,702)	(270,414)	-
Advances to Digital Youth Network Inc. prior to acquisition	(84,034)	-	-
Net cash acquired on the acquisition of Digital Youth Network Inc.	3,498	-	-
	___________	___________	___________
	(220,238)	(270,414)	-
	___________	___________	___________
Financing Activities
Advances payable	15,000	340,622	-
Bank indebtedness	(18,293)	27,694	-
Common share issuances	706,527	118,202	82,161
Convertible debentures	135,219	18,041	-
Due to shareholders	(57,669)	54,061	-
Note payable	18,778	-	-
	___________	___________	___________
	799,562	558,620	82,161
	___________	___________	___________
Effect of foreign currency translation on cash	11,205	(31,291)	508
	___________	___________	___________
(Decrease) increase in cash	(12,951)	12,943	1,012

Cash, beginning of period	13,955	1,012	-
	___________	___________	___________
Cash, end of period	$1,004	$13,955	$1,012
	___________	___________	___________

Supplemental disclosure with respect to cash flows - Note 11

DIGITAL YOUTH NETWORK CORP.
(formerly Ocean Ventures Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period October 4, 2001 (Date of Inception) to August 31, 2004
(Stated in US Dollars)

	Common Shares		Additional Paid-in	Contributed	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Number	Amount	Capital	Surplus	Income (Loss)	Deficit	(Deficiency)

Shares issued on incorporation	5,000,000	$32	$-	$-	$-	$-	$32
Issued for cash:
- private placement - at $0.16 per share	100,000	15,911	-	-	-	-	15,911
- share purchase agreement	2,170,285	82,205	-	-	-	-	82,205
Less: finders fee	-	(6,364)	-	-	-	-	(6,364)
Net loss for the period	-	-	-	-	-	(89,289)	(89,289)
Foreign currency translation adjustment	-	-	-	-	508	-	508
	___________	___________	___________	___________	___________	___________	___________
Balance, August 31, 2002	7,270,285	91,784	-	-	508	(89,289)	3,003

Issued for cash:
- share purchase agreement	1,318,863	47,541	-	-	-	-	47,541
- private placement - at $0.06 per share	407,860	27,281	-	-	-	-	27,281
- private placement - at $0.03 per share	1,000,000	34,882	-	-	-	-	34,882
Less: finders fee	-	(1,125)	-	-	-	-	(1,125)
Shares issued in exchange for services rendered	700,000	48,325	-	-	-	-	48,325
Net loss for the year	-	-	-	-	-	(453,930)	(453,930)
Foreign currency translation adjustment	-	-	-	-	(31,291)	-	(31,291)
	___________	___________	___________	___________	___________	___________	___________
Balance, August 31, 2003	10,697,008	$248,688	$-	$-	$(30,783)	$(543,219)	$(325,314)
	___________	___________	___________	___________	___________	___________	___________

.../Cont'd.

Continued

DIGITAL YOUTH NETWORK CORP.
(formerly Ocean Ventures Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period October 4, 2001 (Date of Inception) to August 31, 2004
(Stated in US Dollars)

	Common Shares		Additional Paid-in	Contributed	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Number	Amount	Capital	Surplus	Income (Loss)	Deficit	(Deficiency)

Balance forward, August 31, 2003	10,697,008	$248,688	$-	$-	$(30,783)	$(543,219)	$(325,314)
Stock consolidated pursuant to business acquisition - Note 8	(5,715,294)	239,353	-	-	-	-	239,353
Private placements for cash:
- at $0.20 per share	573,474	114,695	-	-	-	-	104,695
- at $0.22 per share	2,453,735	539,822	-	-	-	-	564,822
- at $0.25 per share	148,357	37,089	-	-	-	-	37,089
- at $0.30 per share	63,936	19,181	-	-	-	-	19,181
Less: finders' fees :
- for cash	-	(35,564)	-	-	-	-	(35,564)
- for shares	66,625	-	-	-	-	-	-
Shares for debt settlement agreements:
- at $0.1325 per share	143,356	18,988	-	-		-	18,988
- at $0.30 per share	41,057	12,317	-	-	-	-	12,317
Stock-based compensation expense	-	-	-	18,700	-	-	18,700
Convertible debenture beneficial conversion option - Note 5	-	-	39,700	-	-	-	39,700
Net loss for the year	-	-	-	-	-	(1,330,249)	(1,330,249)
Foreign currency translation adjustment	-	-	-	-	(17,381)	-	(17,381)
	___________	___________	___________	___________	___________	___________	___________
Balance, August 31, 2004	8,472,254	$1,194,569	$39,700	$18,700	$(48,164)	$(1,873,468)	$(668,663)
	___________	___________	___________	___________	___________	___________	___________

DIGITAL YOUTH NETWORK CORP.
(formerly Ocean Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2004

(Stated in US Dollars)

Note 1 Nature and Continuance of Operations

The Company was incorporated on November 22, 1996, under the Business Corporations Act of the Province of Alberta. In January 2000, the Company changed its name to Ocean Ventures Inc and in May, 2004, the Company changed it name to Digital Youth Network Corp. At August 31, 2004, substantially all of the Company's assets and operations are located and conducted in Canada.

The Company's shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America (the "OTCBB"). The Company ceased its prior business on November 30, 1999 and began investigating new business ventures on September 1, 1999. This process ended on October 7, 2003, when the Company completed the acquisition of Digital Youth Network Inc. ("DYNI"), a private company which was incorporated in British Columbia, Canada on October 4, 2001 and continued under the Canada Business Corporations Act on November 12, 2002. DYNI's operations, at present, focus on providing access to cellular phones and selling accessories to the 13 to 18 years of age group so as to be able to communicate with and generate advertising revenue via text messaging to this group.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $1,873,438 since inception and has yet to achieve profitable operation. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There remains substantial doubt as to the ability of the Company to continue as a going concern. As at August 31, 2004, the Company has a working capital deficiency of $707,406. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs by issuing equity securities. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2 Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America which conform with Canadian generally accepted accounting principles except as disclosed in Note 14. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results could differ from those estimates.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Principles of Consolidation

The financial statements include the accounts of the Company and DYNI.

On October 7, 2003, pursuant to a share purchase agreement, the Company acquired 99.996% of the outstanding shares of DYNI. The acquisition of DYNI has been accounted for using the purchase method of accounting, whereby DYNI has been identified as the acquirer in a reverse acquisition (Note 8). As a result, the comparative amounts shown are those of DYNI as at August 31, 2003 and 2002 and the consolidated statement of stockholders' equity includes DYNI share transactions from the date of inception of DYNI on October 4, 2001.

Note 2 Summary of Significant Accounting Policies - (cont'd)

Inventory

Inventory consists of cellular phone accessories. Inventory is valued at the lower of average cost and market.

Capital Assets and Amortization

Capital assets are recorded at cost. Amortization has been calculated using the following annual rates and methods:

Computer and office equipment 30% declining balance

Cellular phones 12 months straight-line

Revenue

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

Membership fee payments are one-time payments which are non-refundable and allow the member access to web services provide by the Company. The Company also provides the members with direct advertising from its customers on promotions and discounted products. As there is no future requirement by the Company to provide their services or direct advertising, and as memberships are not renewable, membership fees are recognized in full at time of payment.

Income Taxes

The Company follows Statement of Financial Accounting Standard ("FAS"), No. 109, "Accounting for Income Taxes" ("FAS 109") which requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Foreign Currency Translation

The Company's operating subsidiary, DYNI, translates amounts from the functional currency, Canadian dollars, into the reporting currency, United States dollars in accordance with FAS No. 52, "Foreign Currency Translation". At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate which may give rise to a translation adjustment which is recorded as accumulated other comprehensive loss.

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

Note 2 Summary of Significant Accounting Policies - (cont'd)

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with FAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be antidilutive.

Fair Value of Financial Instruments

The carrying value of cash, bank indebtedness, accounts payable and accrued liabilities, convertible debentures, note payable and advances payable approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

The Company has elected to account for stock-based compensation following APB No. 25, "Accounting for Stock Issued to Employees", and provide the disclosures required under FAS No. 123, "Accounting for Stock-based Compensation".

Comprehensive Loss

The Company has adopted FAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and loss, its components and accumulated balances. The Company is disclosing this information on its Statements of Operations and Stockholders' Deficiency. Comprehensive loss is comprised of net income (loss) and foreign currency translation adjustments.

Website Costs

The Company recognizes the costs incurred in the development of the Company's website in accordance with EITF 00-2 "Accounting for website Development Costs" and, with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or obtained for Internal Use". Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life. Fees incurred for web site hosting are expensed over the period of benefit. Costs of operating a web site are expensed as incurred.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3 Inventory

	2004	2003

Prepaid airtime	$-	$4,395
Cellular phone accessories	3,494	13,571
	___________	___________
	$3,494	$17,966
	___________	___________

Note 4 Capital Assets

	August 31, 2004
	Cost	Accumulated Amortization	Net
Computer and office equipment	$56,836	$18,093	$38,743
Cellular phones	-	-	-
	___________	___________	___________
	$56,836	$18,093	$38,743
	___________	___________	___________

	August 31, 2003
	Cost	Accumulated Amortization	Net
Computer and office equipment	$39,846	$2,838	$37,008
Cellular phones	230,568	96,071	134,497
	___________	___________	___________
	$270,414	$98,909	$171,505
	___________	___________	___________

Note 5 Convertible Debentures

	2004	2003

Principal amount of CDN$206,500 bears interest at 6% per annum and due on December 31, 2004. The principal and accrued interest is convertible in whole or in part, at any time prior to December 31, 2004, upon the mutual agreement of the holder and the Company, or at any time on or after December 31, 2004 at the option of the holder, into common shares of the Company at a price of $0.19 (CDN$0.25) per share. These debentures are secured by a general security agreement. The Company has recorded a beneficial conversion option interest expense of $39,700 at date of issue with respect to these debentures.

	$157,270	$-
Principal amount of CDN$25,000 bears interest at 6% per annum and is secured by a general security agreement. The principal is convertible, at the option of the holder into common shares of the Digital Youth Network Inc. at a price of $0.02 per share. During the year ended August 31, 2004, this debenture was assigned to Digital Youth Network Corp. Subsequent to the reverse acquisition disclosed in Note 8, this debenture is eliminated upon consolidation.	-	18,041
	___________	___________
	$157,270	$18,041
	___________	___________

Note 6 Note payable

During the year the Company issued a note payable for $19,040 (CDN$25,000) which is unsecured and due August 31, 2004. The note pays interest of 5,000 shares of the Company at August 31, 2004, which has been valued at $1,500 and charged to interest expense.

Subsequent to August 31, 2004, this note payable was exchanged for a convertible debenture with face value of CDN$25,000 having the same characteristics as the convertible debentures issued during the 2004 fiscal year as disclosed in Note 5.

Note 7 Advances Payable

a) Advances payable at August 31, 2004 consist of a $15,000 advance during the year from an unrelated party. This advance is unsecured, non-interest bearing with no specific terms for repayment.

b) Advances payable at August 31, 2003 consist of the following advances from Digital Youth Network Corp. (Parent) to Digital Youth Network Inc. (Subsidiary) as follows:

Convertible debenture, bearing interest at 6% per annum, secured by all of the property of Digital Youth Network Inc., convertible into common shares of Digital Youth Network Inc. at CDN$0.02 per share at the option of the debenture holder.	$72,166
Advance, unsecured, non-interest bearing with no specific terms for repayment.	268,456
___________
$340,622
___________

Subsequent to the reverse acquisition disclosed in Note 8, these advances are eliminated upon consolidation.

Note 8 Capital Stock

a) Reverse Acquisition

Pursuant to a share purchase agreement dated July 21, 2003 and amended October 1, 2003, the Company issued 3,174,152 common shares (including a finders' fee of 500,000 shares) and has agreed to issue 100,000 share purchase warrants, exercisable at $0.25 per warrant for one common share until October, 2004, for 10,696,608 of the outstanding shares of DYNI. As a result of this share exchange, the shareholders of DYNI acquired control of the Company and consequently DYNI is deemed to be the acquirer for accounting purposes. The acquisition has been accounted for using the purchase method of accounting, as a reverse acquisition in which a recapitalization results whereby DYNI is deemed to have acquired the net assets of the Company at their fair market value at the date of acquisition as follows:

Net cash acquired	$3,498
Goods and services tax receivable	7,487
Advances receivable	286,182
Computer equipment	1,198
Accounts payable and accrued liabilities	(59,012)
___________
Common stock issued	$239,353
___________

Note 8 Capital Stock - (cont'd)

a) Reverse Acquisition - (cont'd)

The expenses and assets and liabilities subsequent to the date of the reverse acquisition include the accounts of the Company.

b) Commitments: - Notes 5, 6 and 12

Share Purchase Warrants

At August 31, 2004, a total of 3,332,858 share purchase warrants were outstanding as follows:

(i) 2,087,902 share purchases warrants were outstanding entitling the holder to purchase one common share for each warrant held:

Number	Exercise Price	Expiry Date
1,944,546	$0.40	December 31, 2005 (*)
143,356	$0.30	June 22, 2009
___________
2,087,902
___________

(ii) 1,244,956 share purchase warrants were outstanding entitling the holder to purchase one common share for two warrants and $0.20 each. These warrants have no expiry date (*).

*The Company has the right to call these warrants to be exercised at any time after the bid price and the ask price (at the close) for the Company's shares is equal to or greater than $0.60 for a period of seven consecutive days on the OTCBB.

Stock-based Compensation Plan

The Company has granted directors and a former director common share purchase options. These options were granted with an exercise price equal to the market price of the Company's stock on the date of the grant.

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding and exercisable at beginning of period	-	-	-	-
Granted	250,000	$0.25	-	-
	___________	___________	___________	___________
Outstanding and exercisable at end of the period	250,000	$0.25	-	-
	___________	___________	___________	___________

Note 8 Capital Stock - (cont'd)

b) Commitments: - Notes 5, 6 and 12 - (cont'd)

Stock-based Compensation Plan - (cont'd)

A stock-based compensation charge of $18,700, associated with the granting of the 250,000 options, has been recognized in the financial statements and are included as consulting fees for the year ended August 31, 2004. These options expire on October 7, 2008.

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

Note 9 Related Party Transactions

The Company was charged the following expenses by directors and a former director of the Company and by a company with a common director:

	2004	2003	2002

Consulting fees	$-	$29,704	$-
Management remuneration	162,607	101,690	44,323
	___________	___________	___________
	$162,607	$131,394	$44,323
	___________	___________	___________

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

At August 31, 2004, accounts payable and accrued liabilities include $143,055 (August 31, 2003:  $54,061) due to directors and a former director of the Company.

At August 31, 2004, a director holds Convertible Debentures (Note 5) of $130,614 (CDN $171,500).

Note 10 Income Taxes and Deferred Tax Assets

No provision for income taxes has been provided in these financial statements due to the utilization of loss-carryforwards. At August 31, 2004, the Company has net operating losses, which expire commencing in 2005 totalling approximately $2,366,000 and capital loss carryforwards totalling approximately $147,000 which carryforward indefinitely. The tax benefit of these losses, if any, has not been recorded in the financial statements.

The following table summarizes the significant components of the Company's deferred tax assets:

Deferred Tax Assets	2004	2003

Non-capital losses carried forward	$828,000	$205,000
Capital losses carried forward	25,700	-
	___________	___________
	853,700	205,000
Valuation allowance	(853,700)	(205,000)
	___________	___________
	$-	$-
	___________	___________

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards, which is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 11 Supplemental Disclosures With Respect to Cash Flows

Other Supplemental Disclosures	2004	2003
Cash paid during the period for interest	$-	$-
	___________	___________
Cash paid during the period for income taxes	$-	$-
	___________	___________

Note 12 Commitments

During the year, the Company entered into a motor vehicle lease agreement. The agreement has a five-year term and expires on May 12, 2009. The lease has been treated as an operating lease for accounting purposes. Minimum lease payments required under the lease are as follows:

Fiscal Year	Future Minimum Lease Payments

2005	$13,100
2006	13,100
2007	13,100
2008	13,100
2009	9,080
___________
$61,480
___________

Note 13 Subsequent Events

Subsequent to August 31, 2004:

a) the Company received subscriptions to issue 295,712 units at $0.17 - $0.20 per unit for proceeds of $54,111. Each unit consists of one common share and one warrant entitling the holder to purchase one additional common share at $0.40 until December 31, 2005.

b) the Company agreed to issue 34,003 common shares at $0.22 per share as settlement of debt totalling $7,481 included in accounts payable at August 31, 2004.

Note 14 Differences Between Canadian and United States Accounting Principles

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

	August 31, 2004	August 31, 2003
US GAAP as reported:
Accumulated other comprehensive loss	$(48,164)	$(30,783)
	___________	___________
Canadian GAAP:
Accumulated translation adjustment	$(48,164)	$(30,783)
	___________	___________

Note 14 Differences Between Canadian and United States Accounting Principles - (cont'd)

ii) Statement of Operations:

	Year ended August 31,		October 4, 2001 (Date of Inception) to August 31,
	2004	2003	2002

Comprehensive loss for the year as reported under US GAAP	$(1,347,630)	$(485,221)	$(88,781)
Foreign currency translation adjustment	17,381	31,291	(508)
	___________	___________	___________
Net loss for the year under Canadian GAAP	$(1,330,249)	$(453,930)	$(89,289)
	___________	___________	___________
Basic and diluted loss per share under US GAAP	$(0.19)	$(0.05)	$(0.01)
	___________	___________	___________
Basic and diluted loss per share under Canadian GAAP	$(0.19)	$(0.05)	$(0.01)
	___________	___________	___________

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer, principal financial officer and principal operating officer. Based upon that evaluation, our management and our board of directors have concluded that our company's disclosure controls and procedures, especially with regard to our internal controls over financial reporting, are inadequate. We believe that this is because we lack the qualified accounting personnel necessary to timely compile and provide to management the financial information that we are required by law to disclose on the forms promulgated by the Securities and Exchange Commission, and we currently lack the funds to hire these accounting personnel. Although we have identified a consultant who is both qualified and prepared to assist us in correcting the deficiencies in our disclosure controls and procedures that we have identified, we do not currently have the financial resources to retain him or to hire the additional personnel that we require.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, but these processes are not being completed within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

As our company is relatively small, our audit committee does not have a member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, or "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding our internal controls and procedures, including those pertaining to financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in light of the current size of our company.

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

Name	Age	Position with the Company	Date Position First Held
Raymond Mol	57	President, Chief Executive Officer, Chairman of the Board and Director	October 31, 2000 (President/CEO/Chairman) September 21, 1999 (Director)
Daniel Reitzik	31	Director and Chief Operating Officer	October 7, 2003
37
Jason Jaspar	32	Secretary	October 7, 2003
Jerry McKenzie	49	Director	October 31, 2000
William McGinty	57	Director	June 30, 2004

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

Raymond Mol

Mr. Mol became a Director on September 21, 1999 and our President, Chief Executive Officer and Chairman of the Board on October 31, 2000

Mr. Mol has over 30 years' experience in the teleconstruction industry. Mr. Mol was a promoter for CallDirect Capital Corp. between January and October, 1996, and was the Chief Financial Officer and founding partner of Lifestart Multimedia from April 1993 to October 1995. Mr. Mol was a director of Healthtrac, Inc., a public company whose common shares are registered under the Securities Exchange Act of 1934, until October, 2002. Mr. Mol previously acted as the Chief Operating Officer of Healthtrac, Inc., a position he held until June 20, 1997.

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

William McGinty

Mr. McGinty became a director of our company on June 30, 2004.

From 1995 to 2000 Mr. McGinty was employed by CallDirect Enterprises Inc., which he co-founded. CallDirect was a direct-mail catalogue company selling telecommunication products across Canada, (headsets and cordless phone systems). At CallDirect Mr. McGinty acted in the capacity of VP Marketing and later President. From

September 2000 through July 2001 Mr. McGinty worked under contract with Canada Payphone Corp. as manager of operations. From September 2001 to September 2003 Mr. McGinty has acted as a consultant to Digitel Systems.

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

Management of Digital Youth Network, Inc.

Daniel Reitzik is the President of our majority-owned subsidiary Digital Youth Network Inc. Jason Jaspar is the General Manager.

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

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Code of Ethics

Effective December 11, 2003, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer and our principal financial and accounting officer) and our company's secretary, as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Digital Youth Network Corp., #302 - 1040 Hamilton Street, Vancouver, British Columbia, V6B 2R9.

Item 10. Executive Compensation.

Summary of Compensation of Executive Officers

The following table summarizes the compensation of our executive officers during the three years ended August 31, 2004. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Underlying Options/ SARs Granted(2)	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation(3)
Raymond Mol, Director, CEO, Chairman and President	2004 2003 2002	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	50,000(4) Nil Nil	Nil Nil Nil	Nil Nil Nil	$19,500(5) $16,200(6) $7,600
Richard Haderer(7) (former Secretary/Managing Director)	2004 2003 2002	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Gregory Burnett(8) (former Secretary)	2004 2003 2002	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	50,000(4) Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil $3,400(9) $7,600(9)
Jerry McKenzie(10) (former Secretary)	2004 2003 2002	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	50,000(4) N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A
40
Daniel Reitzik Director and Chief Operating Officer	2004 2003 2002	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	52,646(11) N/A N/A
Jason Jaspar Secretary	2004 2003 2002	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	$45,763(12) N/A N/A

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

(4) Messrs. Mol, Burnett and McKenzie were each granted stock options to purchase 50,000 shares of common stock of our company at an exercise price of $0.25 per share until October 7, 2008.

(5) We pay Carmol Business Management Ltd., a company owned by Raymond Mol, Cdn $2,000 per month for consulting services which include corporate maintenance and business consulting services. During the year ended August 31, 2004 we paid Carmol Business Management Ltd. Cdn $22,000 and Raymond Mol Cdn $4,000.

(6) We pay Carmol Business Management Ltd., a company owned by Raymond Mol, Cdn $2,000 per month for consulting services which include general corporate maintenance and business consulting services.

(7) Richard Haderer resigned as our Secretary on January 25, 2002 and as a director of our company on September 11, 2002.

(8) Gregory Burnett resigned as our Secretary on February 18, 2003.

(9) During the years ended August 31, 2003 and 2002, we paid Gregory Burnett CDN$1,000 per month for consulting services which include general corporate maintenance and business consulting services.

(10) Jerry McKenzie was our Secretary from February 27, 2003 to October 7, 2003. He continues to be a member of our Board of Directors.

(11) We pay Cdn $7,000 per month to Daniel Reitzik pursuant to a written employment agreement.

(12) We pay Cdn $6,000 per month to Jason Jaspar pursuant to a written employment agreement.

Employment/Consulting Agreements

Pursuant to the Share Exchange Agreement with the shareholders of Digital Youth Network Inc. we have entered into written employment agreements with each of Daniel Reitzik, our Chief Operating Officer and director, Jason Jaspar, our Secretary, and Robert Skoko, director of Digital Youth Network. Pursuant to these employment agreements Mr. Reitzik is currently entitled to monthly compensation of $5,331 (Cdn $7,000), Mr. Jaspar is currently entitled to monthly compensation of $4,569 (Cdn $6,000) and Mr. Skoko is currently entitled to monthly compensation of $4,569 (Cdn $6,000). We have also entered into employment contracts with certain of our employees pursuant to which we pay monthly compensation in various amounts to each employee.

Each of these employment agreements with Messrs. Reitzik, Jaspar and Skoko required us to issue 112,500 bonus shares to each of Daniel Reitzik, Jason Jaspar, Robert Skoko and Jan Drake if our subsidiary, Digital Youth Network Inc., met or exceeded certain pro-forma financial criteria specified in each of the agreements on or before December

31, 2003. As our subsidiary neither met nor exceeded these pro-forma financial criteria by December 31, 2003, any contingent obligation to issue these bonus shares pursuant to these agreements has expired.

We are also obligated to pay Carmol Business Management Ltd., a company owned and controlled by Raymond Mol, our President and Chairman of our Board of Directors, the sum of CDN$2,000 per month for consulting services which include general corporate maintenance and business consulting services. Mr. Mol provides these services pursuant to oral contracts with our company.

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

Stock Options/SAR Grants

During the year ended August 31, 2004 we granted the following stock options to officers and directors of our company as follows:

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date
Raymond Mol	50,000	20%	$0.25	October 7, 2008
Jerry McKenzie	50,000	20%	$0.25	October 7, 2008
Grayson Hand(1)	50,000	20%	$0.25	October 7, 2008
Greg Burnett(2)	50,000	20%	$0.25	October 7, 2008
Dennis Sinclair(1)	50,000	20%	$0.25	October 7, 2008

(1) Mr. Hand and Dr. Sinclair resigned from our Board of Directors October 7, 2003.

(2) Mr. Burnett resigned from our Board of Directors February 18, 2003.

No options were exercised by our officers, directors or employees during the year ended August 31, 2004 or subsequent thereto.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended August 31, 2004.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Raymond Mol 9035 - 162A Street Surrey, BC V4N 3L6	619,231 common shares(2)	7.25%
Daniel Reitzik Suite 003, 633 West 8th Avenue Vancouver, BC V5Z 1C3	750,000 common shares	8.79%
Jerry McKenzie 2326 -137th Street Surrey, BC V4A 9V1	179,039 common shares(3)	2.10%
William McGinty 2114 Nanton Avenue Vancouver, B.C. Canada V6L 3C7	45,000 common shares	0.52%
Jason Jaspar 230 East 37th Avenue Vancouver, BC V5W 1E6	250,000 common shares	2.93%
Directors and Executive Officers as a Group (5 people)	1,843,270 common shares	21.17%

(1) Based on 8,704,966 shares of common stock issued and outstanding as of December 24, 2004. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Changes in Control

A change of control occurred as the result of a share exchange transaction in which our company acquired 10,696,608 of the shares of Digital Youth Network Inc. and the former shareholders of Digital Youth Network Inc.

acquired 2,674,252 common shares and 100,000 share purchase warrants of our company, representing, in the aggregate, approximately 31.32% of the voting shares of our company. Digital Youth Network Inc. is a Canadian corporation incorporated under the laws of British Columbia, Canada, and continued under the federal laws of Canada, through which we conduct our business operations. Daniel Reitzik and Jason Jaspar, as a group, now own 1,000,000 shares of the common stock of our company, representing approximately 11.71% of the voting shares of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

We adopted our current stock option plan, entitled the 2004 Employee Stock Option Plan on June 30, 2004. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at August 31, 2004.
	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	250,000(1)	$0.25	1,000,000 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	250,000(1)	$0.25	1,000,000 (2)

(1) These options were all issued pursuant to our 1997 Stock Option Plan, which has since been superseded by our 2004 Stock Option Plan.

(2) The maximum number of options issuable under our stock option plan is 1,000,000.

Item 12. Certain Relationships and Related Transactions.

Over the year ended August 31, 2004, our company incurred consulting services, management remuneration and employment expenses paid to related parties in the amount of $162,607. This amount is comprised of the following:

  $16,524 was accrued and is payable to Carmol Business Management Ltd., a company wholly owned by Raymond Mol, our President and a director of our company and $3,004 was accrued and is payable directly to Raymond Mol as management remuneration;

  $44,669 was paid to Robert Skoko, a director of our subsidiary, pursuant to an employment agreement;

  $45,763 was paid to Jason Jaspar, our Secretary, pursuant to an employment agreement; and

  $52,646 was paid to Daniel Reitzik, our Chief Operating Officer and a director of our company, pursuant to an employment agreement.

Item 13. Exhibits.

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

3.8 Certificate of Amendment, effective July 20, 2004(6)

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

10.7 Employment Agreement dated October 1, 2003 between Digital Youth Network Inc. and Daniel Reitzik(3)

10.8 Employment Agreement dated October 1, 2003 between Digital Youth Network Inc. and Robert Skoko(3)

10.9 Employment Agreement dated October 7, 2003 between Digital Youth Network Inc. and Jason Jaspar(3)

10.10 Form of Subscription Agreement entered into with the following subscribers(5)

Andrew Macdonald
Salus Systems Ltd.
Eddi Sponza
Monty Reitzik
Scipio Consulting Ltd.
684634 B.C. Ltd.
684628 B.C. Ltd.
684631 B.C. Ltd.
Ghouse Productions (2004) Inc.
Vern Powers
Darryl Flash
Wendy Fuller

10.11 Form of Subscription Agreement entered into with the following subscribers(6)

Synergy Sales & Service Inc.
Medium M Industries Ltd.
Robert Allaire
Steve Skoko Inc.
Robert Balbirnie

10.12 Debt Settlement Agreement and Subscription Agreement dated June 22, 2004 with 310047 B.C. Ltd. (6)

10.13 Assignment of Debt dated June 22, 2004 with Clark, Wilson(6)

10.14 Finder's Fee Agreement dated August 1, 2003 with Austin Rand(6)

10.15 Connectivity Agreement dated June 17, 2004 with Impact Mobile Inc.(6)

10.16 Letter of Agreement dated August 30, 2004 with Microcell Solutions Inc.(6)

10.17* Debt Settlement Agreement and Subscription Agreement dated July 20, 2004 with Wireless With You Corp.

10.18* Form of Subscription Agreement entered into with the following subscribers

Troy Peart
Wendy Fuller
Vice D'Arpino
Antonio Zanetti
Aldo Trinetti

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

(2) Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2003.

(3) Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on October 22, 2003.

(4) Incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on January 12, 2004.

(5) Incorporate by reference from our Form 10-QSB filed with the Securities and Exchange Commission on February 20, 2004.

(6) Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2004.

* Filed herewith

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by Amisano & Hanson for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended August 31, 2004 and 2003 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending November 30, 2003, May 31 and February 28, 2004 were Cdn $30,000 (approximately US$24,000) (2003: Cdn $12,325, or approximately U.S.$9,800).

Audit Related Fees

For the fiscal years ended August 31, 2004 and 2003, the aggregate fees billed for assurance, tax and related services by Amisano Hanson relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was Cdn. $30,725 (approximately U.S. $24,500) (2003: Cdn $13,000, or approximately U.S. $10,400).

Tax Fees

For the fiscal years ended August 31, 2004 and 2003, the aggregate fees billed by Amisano Hanson for other non-audit profession services, other than those services listed above, totalled $Nil (2003: $Nil).

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
Date: January 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Raymond Mol
Raymond Mol, President, CEO and Director
Date: January 11, 2005

By: /s/ Jerry McKenzie
Jerry McKenzie, Secretary and Director
Date: January 11, 2005

By: /s/ Daniel Reitzik
Daniel Reitzik, Director
Date: January 11, 2005

By: /s/ William McGinty
William McGinty, Director
Date: January 11, 2005