Form 10QSB
period 2004-11-30
DIGITAL YOUTH NETWORK CORP.
filed 2005-02-18
CIK 1137764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

8,854,966 common shares outstanding as at January 25, 2005

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements for the three month period ended November 30, 2004 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2004

(Stated in US Dollars)

(Unaudited)

DIGITAL YOUTH NETWORK CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
November 30, 2004 and August 31, 2004
(Stated in US Dollars)
(Unaudited)
ASSETS
	November 30, 2004	August 31, 2004
Current
Cash	$ 1,662	$ 1,004
Goods and services taxes receivable	21,085	17,690
Inventory	337	3,494
Prepaid expenses	6,043	5,459

	29,127	27,647
Capital assets - Note 3	39,668	38,743

	$ 68,795	$ 66,390

LIABILITIES
Current
Bank indebtedness	$ 3,031	$ 9,401
Accounts payable and accrued liabilities - Note 7	708,106	534,342
Advance payable	15,000	15,000
Convertible debentures - Note 4	233,090	157,270
Note payable - Note 5	-	19,040

	959,227	735,053

STOCKHOLDERS' DEFICIENCY
Capital stock - Notes 4, 6 and 10
Authorized:
Unlimited common shares without par value
Unlimited preferred shares without par value
Issued:
8,600,254 common shares (August 31, 2004: 8,472,254)	1,220,169	1,194,569
Additional paid-in capital	58,229	39,700
Contributed surplus	18,700	18,700
Accumulated other comprehensive loss	(125,029)	(48,164)
Accumulated deficit	(2,062,501)	(1,873,468)

	(890,432)	(668,663)

	$ 68,795	$ 66,390

Nature and Continuance of Operations - Note 1
Commitments - Notes 4, 5 and 6
Subsequent Events - Note 10

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three month periods ended November 30, 2004 and 2003
(Stated in US Dollars)
(Unaudited)

	2004	2003

Revenue	$ 233	$ 51,809

Direct costs
Cellular phones and accessories	3,369	2,643
Text messaging	578	70,564
Amortization - cellular phones	-	75,538

	3,947	148,745

General and Administrative Expenses
Accounting and audit	17,338	6,678
Advertising and promotion	8,204	63,941
Amortization of equipment	3,070	3,382
Bank changes and interest	3,018	2,658
Consulting fees - Note 6	5,742	54,944
Foreign exchange	130	-
Interest on convertible debenture - Note 4	19,482	1,125
Licenses and dues	2,894	-
Legal fees	14,233	2,412
Management fees - Note 8	52,520	22,423
Office	12,598	21,285
Rent	12,349	32,425
Transfer agent	4,172	1,092
Travel	7,783	29,693
Wages and benefits	21,786	67,574

	185,319	309,632

Net loss for the period	(189,033)	(406,568)

Comprehensive loss
Foreign currency translation adjustment	(76,865)	(4,369)

Comprehensive loss for the period	$ (265,898)	$ (410,937)

Basic and diluted loss per share	$ (0.02)	$ (0.09)

Weighted average number of common shares outstanding	8,545,375	4,333,128

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three month periods ended November 30, 2004 and 2003
(Stated in US Dollars)
(Unaudited)

	2004	2003

Operating Activities
Net loss for the period	$ (189,033)	$ (406,568)
Items not affecting cash:
Amortization	3,070	78,920
Consulting fees	-	18,700
Convertible debenture beneficial conversion option interest expense - Note 4	18,529	-
Changes in non-cash working capital balances related to operations:
Goods and services taxes receivable	(1,435)	(15,272)
Share subscriptions receivable	-	(34,414)
Inventory	3,370	2,617
Prepaid expenses	-	41,470
Accounts payable and accrued liabilities	111,909	217,411

	(53,590)	(97,136)

Investing Activities
Capital assets acquired	-	(114,893)
Advances to Digital Youth Network Inc. prior to acquisition	-	(84,034)
Net cash acquired on the acquisition of Digital Youth Network Inc.	-	3,498

	-	(195,429)

Financing Activities
Bank indebtedness	(6,370)	9,243
Convertible debentures	36,204	(19,883)
Common share issuances	25,600	260,775
Stock subscriptions received	-	19,181

	55,434	269,316

Effect of foreign currency translation on cash	(1,186)	13,573

Net Increase (decrease) increase in cash during the period	658	(9,676)

Cash, beginning of period	1,004	13,955

Cash, end of period	$ 1,662	$ 4,279

Supplemental disclosure with respect to cash flows - Note 8
Non-cash transaction - Note 9

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period October 4, 2001 (Date of Inception) to November 30, 2004
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid-in	Contributed	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Number	Amount	Capital	Surplus	Income (Loss)	Deficit	(Deficiency)

Shares issued on incorporation	5,000,000	$ 32	$ -	$ -	$ -	$ -	$ 32
Issued for cash:
Private placement &nsp; - at $0.16 per share	100,000	15,911	-	-	-	-	15,911
Share purchase agreement	2,170,285	82,205	-	-	-	-	82,205
Less: finders fee	-	(6,364)	-	-	-	-	(6,364)
Net loss for the period	-	-	-	-	-	(89,289)	(89,289)
Foreign currency translation adjustment	-	-	-	-	508	-	508

Balance, August 31, 2002	7,270,285	91,784	-	-	508	(89,289)	3,003

Issued for cash:
Share purchase agreement	1,318,863	47,541	-	-	-	-	47,541
Private placement - at $0.06 per share	407,860	27,281	-	-	-	-	27,281
Private placement - at $0.03 per share	1,000,000	34,882	-	-	-	-	34,882
Less: finders fee	-	(1,125)	-	-	-	-	(1,125)
Shares issued in exchange for services rendered	700,000	48,325	-	-	-	-	48,325
Net loss for the year	-	-	-	-	-	(453,930)	(453,930)
Foreign currency translation adjustment	-	-	-	-	(31,291)	-	(31,291)

Balance, August 31, 2003	10,697,008	248,688	-	-	(30,783)	(543,219)	(325,314)

SEE ACCOMPANYING NOTES

.../Cont'd.

Continued

DIGITAL YOUTH NETWORK CORP.
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period October 4, 2001 (Date of Inception) to November 30, 2004
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid-in	Contributed	Accumulated Other	Accumulated	Stockholders' Equity
	Number	Amount	Capital	Surplus	Income (Loss)	Deficit	(Deficiency)

Balance forward, August 31, 2003	10,697,008	$ 248,688	$ -	$ -	$ (30,783)	$ (543,219)	$ (325,314)
Stock consolidated pursuant to business acquisition - Note 8	(5,715,294)	239,353	-	-	-	-	239,353
Private placements for cash: - at $0.20 per share	573,474	114,695	-	-	-	-	114,695
- at $0.22 per share	2,453,735	539,822	-	-	-	-	539,822
- at $0.25 per share	148,357	37,089	-	-	-	-	37,089
- at $0.30 per share	63,936	19,181	-	-	-	-	19,181
Less: finders' fees - for cash	-	(35,564)	-	-	-	-	(35,564)
- for shares	66,625	-	-	-	-	-	-
Shares for debt settlement agreements: - at $0.1325 per share	143,356	18,988	-	-		-	18,988
- at $0.30 per share	41,057	12,317	-	-	-	-	12,317
Stock-based compensation expense	-	-	-	18,700	-	-	18,700
Convertible debenture beneficial conversion option - Note 5	-	-	39,700	-	-	-	39,700
Net loss for the year	-	-	-	-	-	(1,330,249)	(1,330,249)
Foreign currency translation adjustment	-	-	-	-	(17,381)	-	(17,381)

Balance, August 31, 2004	8,472,254	1,194,569	39,700	18,700	(48,164)	(1,873,468)	(668,663)

Private placements for cash - at $0.20 per share	128,000	25,600	-	-	-	-	25,600
Convertible debenture beneficial conversion option	-	-	18,529	-	-	-	18,529
Net loss for the period	-	-	-	-	-	(189,033)	(189,033)
Foreign currency translation adjustment	-	-	-	-	(76,865)	-	(76,865)

Balance November 30, 2004	8,600,254	$1,220,169	$ 58,229	$ 18,700	$ (125,029)	$ (2,062,501)	$ (890,432)

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
(Stated in US Dollars)
(Unaudited)

Note 1 Nature and Continuance of Operations

The Company was incorporated on November 22, 1996, under the Business Corporations Act of the Province of Alberta. In January 2000, the Company changed its name to Ocean Ventures Inc and in May, 2004, the Company changed it name to Digital Youth Network Corp. At November 30, 2004, substantially all of the Company's assets and operations are located and conducted in Canada.

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

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $2,062,501 since inception and has yet to achieve profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There remains substantial doubt as to the ability of the Company to continue as a going concern. As at November 30, 2004, the Company has a working capital deficiency of $930,100. Management plans to continue to provide for its capital needs by issuing debt and equity securities as has been the case historically. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Digital Youth Network Corp.
Notes to the Interim Consolidated Financial Statements
November 30, 2004
(Stated in US Dollars)
(Unaudited) - Page 4

Note 2 Summary of Significant Accounting Policies - (cont'd)

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Interim Reporting

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements may not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the three-month period ended November 30, 2004, are not necessarily indicative of the results to be expected for the year ending August 31, 2005.

These unaudited financial statements should be read in conjunction with the audited financial statements of the Company as at August 31, 2004.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3 Capital Assets

November 30, 2004
	Cost	Accumulated Amortization	Net

Computer and office equipment	$ 62,910	$ 23,242	$ 39,668

August 31, 2004
	Cost	Accumulated Amortization	Net

Computer and office equipment	$ 56,836	$ 18,093	$ 38,743

Digital Youth Network Corp.
Notes to the Interim Consolidated Financial Statements
November 30, 2004
(Stated in US Dollars)
(Unaudited) - Page 3

Note 4 Convertible Debentures

November 30, 2004	August 31, 2004

a) Principal amounts of CDN$231,500 (August 31, 2004:
CDN$206,500) bearing interest at 6% per annum and due on December 31, 2004. The principal and accrued interest is convertible in whole or in part, at any time prior to December 31, 2004, upon the mutual agreement of the holder and the Company, or at any time on or after December 31, 2004 at the option of the holder, into common shares of the Company at a price of CDN$0.25 per share. These debentures are secured by a general security agreement.

$ 195,155	$ 157,270

b) Principal amount of CDN$45,000 bearing interest at 6% per annum and due on February 17, 2005. The principal and accrued interest is convertible in whole or in part, at any time prior to February 17, 2005, upon the mutual agreement of the holder and the Company, or at any time on or after February 17, 2005 at the option of the holder, into common shares of the Company at a price of CDN$0.17 per share. These debentures are secured by a general security agreement. The Company has recorded a beneficial conversion option interest expense of $18,529 during the period ended November 30, 2004 with respect to these debentures.

37,935	-

$ 233,090	$ 157,270

Note 5 Note payable

The Company issued a note payable for $21,075 (CDN$25,000) which is unsecured and was due August 31, 2004. The note paid interest of 5,000 shares of the Company at August 31, 2004, which was valued at $1,500 and charged to interest expense.

On September 1, 2004, this note payable was exchanged for a convertible debenture with face value of CDN$25,000 having the terms and characteristics disclosed in Note 4a).

Digital Youth Network Corp.
Notes to the Interim Consolidated Financial Statements
November 30, 2004
(Stated in US Dollars)
(Unaudited) - Page 4

Note 6 Capital Stock - Notes 4, 5 and 10

Commitments:

Share Purchase Warrants

At November 30, 2004, a total of 3,460,858 share purchase warrants were outstanding as follows:

i) 2,215,902 share purchases warrants were outstanding entitling the holder to purchase one common share for each warrant held:

Number	Exercise Price	Expiry Date

2,072,546	$0.40	December 31, 2005 (*)
143,356	$0.30	June 22, 2009

2,215,902

ii) 1,244,956 share purchase warrants were outstanding entitling the holder to purchase one common share for two warrants and $0.20 each. These warrants have no expiry date (*).

*      The Company has the right to call these warrants to be exercised at any time after the bid price and the ask price (at the close) for the Company's shares is equal to or greater than $0.60 for a period of seven consecutive days on the OTCBB.

Stock-based Compensation Plan

The Company has granted directors and a former director 250,000 common share purchase options. These options were granted with an exercise price equal to the market price of the Company's stock on the date of the grant. A stock-based compensation charge of $18,700, associated with the granting of these options has been recognized in the financial statements and was included as consulting fees for the period ended November 30, 2003. As at November 30, 2004, all 250,000 options remain outstanding. They expire on October 7, 2008.

The fair value for these options was estimated at the date of the grant using the following weighted-average assumptions:

Volatility factor of expected market price of company's shares	5%
Dividend yield	0%
Weighted-average expected life of stock options	5 years
Risk-free interest rate	3%

Digital Youth Network Corp.
Notes to the Interim Consolidated Financial Statements
November 30, 2004
(Stated in US Dollars)
(Unaudited) - Page 5

Note 6 Capital Stock - Notes 4, 5 and 10 (cont'd)

Commitments: - (cont'd)

Stock-based Compensation Plan - (cont'd)

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

Note 7 Related Party Transactions

The Company was charged the following expenses by directors and a former director of the Company and by a company with a common director:

	Three months ended November 30,
	2004	2003

Management fees	$ 52,520	$ 22,423

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

At November 30, 2004, accounts payable and accrued liabilities include $206,338 (August 31, 2004:  $143,055) due to directors and a former director of the Company.

At November 30, 2004, a director holds Convertible Debentures (Note 4) of $182,510 (CDN$216,500) (August 31, 2004:  $130,614 (CDN$171,500)).

Note 8 Supplemental Disclosures With Respect to Cash Flows

Other Supplemental Disclosures	2004	2003

Cash paid during the period for interest	$ -	$ -

Cash paid during the period for income taxes	$ -	$ -

Digital Youth Network Corp.
Notes to the Interim Consolidated Financial Statements
November 30, 2004
(Stated in US Dollars)
(Unaudited) - Page 6

Note 9 Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. On September 1, 2004, the note payable disclosed in Note 5 was exchanged for a convertible debenture disclosed in Note 4. This transaction was excluded from the statement of cash flows for the three months ended November 30, 2004.

Note 10 Subsequent Events

Subsequent to November 30, 2004:

a) the Company received subscriptions to issue 567,712 units at varying amounts between $0.13 and $0.17 per unit for proceeds of $80,511. Each unit consists of one common share and one warrant entitling the holder to purchase one additional common share at $0.40 until December 31, 2005.

b) the Company agreed to issue 134,003 common shares at varying amounts between $0.20 and $0.22 per share as settlement of debt totalling $30,681, which debt was included in accounts payable at November 30, 2004.

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

Digital Youth Network Corp.
Notes to the Interim Consolidated Financial Statements
November 30, 2004
(Stated in US Dollars)
(Unaudited) - Page 7

Note 11 Differences Between Canadian and United States Accounting Principles - (cont'd)

The effect of this difference is as follows:

i) Balance Sheet:

Under Canadian GAAP the amount shown as Accumulated other comprehensive loss on the balance sheet would be restated as Accumulated translation adjustment.

	November 30, 2004	August 31, 2004

US GAAP as reported:
Accumulated other comprehensive loss	$ (125,029)	$ (48,164)

Canadian GAAP:
Accumulated translation adjustment	$ (125,029)	$ (48,164)

ii) Statement of Operations:

	Three months ended November 30,
	2004	2003

Comprehensive loss for the period as reported under US GAAP	$ (265,898)	$ (410,937)
Foreign currency translation adjustment	76,865	4,369

Net loss for the period under Canadian GAAP	$ (189,033)	$ (406,568)

Basic and diluted loss per share under US GAAP	$ (0.03)	$ (0.09)

Basic and diluted loss per share under Canadian GAAP	$ (0.02)	$ (0.09)

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

General

Our company was incorporated under the laws of the Province of Alberta on November 22, 1996 under the name "CallDirect Capital Corp.". We changed our name to "Ocean Ventures Inc." on January 31, 2000, and at the same time completed a consolidation of our then issued and outstanding common shares on a five for one basis, effective January 27, 2001. On July 20, 2004 we changed our name to "Digital Youth Network Corp." We are also registered as an extra-provincial company in the Province of British Columbia, and are a reporting issuer under the securities laws of both the province of Alberta and the province of British Columbia.

On July 21, 2003, we entered into a Share Purchase Agreement (amended on October 1, 2003) with all of the shareholders of Digital Youth Network Inc., pursuant to which we agreed to acquire from them all of the 10,697,008 issued and outstanding shares of Digital Youth Network Inc. in exchange for 100,000 non-transferable share purchase warrants (to be issued to Jon Peters) and 2,674,252 shares of the common stock of our company to be issued, pro-rata according to their interest in Digital Youth Network Inc., among all of the Digital Youth Network Inc. shareholders other than Jon Peters. We also agreed to pay finder's fees, payable in common shares of our company, to two persons that assisted us in the transaction, for an aggregate finder's fee of 500,000 common shares of our company.

The acquisition of the shares of Digital Youth Network Inc. closed on October 7, 2003, at which time we acquired all but 400 shares of Digital Youth Network Inc. and we issued an aggregate of 2,674,252 common shares of our company to the shareholders of Digital Youth Network Inc. except Mr. Jon Peters. We also issued an aggregate of 500,000 shares to finders that assisted our company in the structuring and closing of the transaction. As a result, we now own 10,696,608, or approximately 99.99626%, of the issued and outstanding common shares of Digital Youth Network Inc., and Mr. Peters continues to own 400 shares, or approximately 0.00374%, of the issued and outstanding common shares of Digital Youth Network Inc. Digital Youth Network Inc. is now a subsidiary of our company.

Our subsidiary is a federally incorporated Canadian corporation with its principal place of business located at Suite 302, 1040 Hamilton Street, Vancouver, B.C., Canada V6B 2R9. It was formed as a British Columbia corporation on

October 4, 2001, under the name PCS Media Inc. and, on November 12, 2002, it was continued under the federal laws of Canada under its current name, Digital Youth Network Inc.

Business of Digital Youth Network

We are an interactive marketing company with a focus on the integration of wireless and Internet technologies and print media to provide short messaging service (also known as "SMS") text messaging and promotional services and advertising to our clients. Our technology allows wireless subscribers to interact with television, radio and print media to participate in contests and wireless promotions and to request additional information about products or promotions. We generate revenue both from advertisers and consumers.

We implement our marketing campaigns and market research through community building, strategic relationships with existing media companies and direct sales to advertising clients. Over the past two years we have built a community of Canadian teenagers between 13 and 18 years of age (this group is often referred to as "digital youth", or generation "DY"). Although our business has recently expanded to include other subscriber communities, we continue to provide free membership in our Digital Youth network to generation DY subscribers entitling them to free incoming SMS text messaging if sent through our server, the opportunity to participate in market research surveys and promotional events, and free prizes to new members when they subscribe. These free prizes are provided to us by our strategic partners, usually in exchange for our services in promoting these strategic partners to our DY membership.

Short messaging service messages are short text messages transmitted through a short message service center from and to a mobile phone, fax machine and/or IP (internet protocol) address. SMS messages must be no longer than 160 alpha-numeric characters and cannot contain images or graphics. Common short codes, or "CSC"s, are five or six digit numbers that can receive short messaging service messages, just like normal seven and ten digit telephone numbers. Common short codes attached to print ads and TV spots are a popular way for marketers to enable consumers to request additional information about an advertisement -- ideally, consumers respond to an ad by "texting" a message to a CSC. Television producers also rely on short codes to enable viewers to cast votes in reality shows. In our case, we and our subscribers use our common short code "TEXTDY" to communicate with each other through our server, which serves as a short message service center (a device that receives an SMS message from the sender device and sends it on to the recipient device).

In our pilot programs, we relied on a network of retail store locations to distribute telephone handsets and prepaid air-time to our generation DY subscribers. Using these cellular telephones, our subscribers could send and receive SMS messages to each other through our server. As we gained experience we realized that although it was important that our subscribers continue to be provided with cellular telephone handsets, it was too costly for our company to sell or distribute them. At the end of calendar year 2003, we discontinued the sale of cellular telephone handsets and accessories and we stopped offering them as part of a membership package in our Digital Youth network. Instead, we refer new members that do not already own a cellular telephone to our strategic partner Microcell, Inc., the Canadian wireless telecommunication service provider that operates the Fido cellular telephone network. Microcell, Inc. provides our referrals with new cellular telephone handsets and service at a discounted price and gives them free access to a 24 hour crisis line. In addition, Microcell, Inc. pays our company a referral fee calculated based on the number of new member-subscribers that we refer. These new members are still able to send SMS text messages to other DY members through our server.

Historically, all of our members were required to use the Fido network because our short message service center software could only send SMS text messages to members who were using the Fido cellular telephone network. On June 17, 2004, we entered into an agreement with Impact Mobile Inc. which expanded our ability to send SMS text messages to users of any of the ten cellular telephone service providers in Canada. Then, on August 1, 2004, the Canadian Wireless Telecommunications Association and all of the Canadian wireless carriers approved our use of the common short code "TEXTDY" (the numbers 839839 on a telephone handset) to communicate via SMS text messaging with all Canadian subscribers for wireless telephone service regardless of the wireless network that they use. As a result, we can now offer SMS text messaging capability to any of our members with cellular telephone service regardless of which Canadian cellular telephone service provider such member uses.

Historically, we charged new members of our Digital Youth Network a one time non-refundable membership fee of $36 ($50 Canadian). We have since ceased charging membership fees to our subscribers. We believe that our primary source of revenue will be from advertisers, including those desiring access to our more than 25,000 DY member students, using various combinations of text messaging, email, direct mail to students' homes and via the Internet on one of our web-pages, or to use our members as a market research tool. We also believe that we can increase the size of our membership more easily if we do not charge a membership fee.

We continue to work with Universal Music to promote new artists and their album releases to our subscriber community, and we continue to explore ways to provide our subscribers with access to legally downloadable music through our website while simultaneously providing Universal Music with a new channel for distribution of its products. In return, Universal Music provides us with merchandise for distribution to our members both as incentives for their participation in our market research and as incentives to young people signing up for new memberships in our Digital Youth community. Universal Music, a division of Universal Studios Canada Ltd., produces, manufactures, markets, sells and distributes recorded music and represents artists from Canada and around the world. Our company continues to explore how best to integrate legally downloadable music with our other current products.

We are also continuing to expand our ability to integrate our SMS messaging capability with video advertising in shopping malls across Canada. We recently entered into an arms-length agreement with Digital Advertising Network Inc., an unrelated Canadian company that operates large video screens in shopping malls across Canada, whereby our companies will offer promotions through interactive programs that will enable patrons to interact with the advertisers using SMS messaging in order to receive prizes, coupons and special offers. Our agreement with Digital Advertising Network Inc. anticipates that we will share revenues derived from these interactive campaigns between us.

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended November 30, 2004 and November 30, 2003 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on January 13, 2005, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

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

RESULTS OF OPERATIONS

Three month periods ended November 30, 2004 and November 30, 2003

We have reported a net loss for the three months ended November 30, 2004 of $189,033 or $0.02 per share based on a weighted average number of common shares outstanding of 8,545,375, compared to a net loss of $406,568 or $0.09 per share for the three months ended November 30, 2003, based on a weighted average number of common shares outstanding of 4,333,128.

During the three months ended November 30, 2004, we had revenue of $233, compared to revenue of $51,809 for the three months ended November 30, 2003. This decrease in revenue is due primarily to our decisions to discontinue charging (a) membership fees; and (b) sales of cellular telephones and accessories.

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

Our general and administrative expenses for the three months ended November 30, 2004 were $185,319 compared to $309,632 for the three months ended November 30, 2003. Overall, this decrease is due primarily to our decision to discontinue our retail sales operations. The cost of advertising and promotion for the three months ended November 30, 2004 was $8,204, compared to $63,941 for the three months ended November 30, 2003. Similarly, the cost of travel for the three months ended November, 2003 was $29,693, while the cost of travel for the three months ended November 30, 2004 was $7,783. The higher costs of advertising, promotion and travel during the quarter ended November 30, 2003 were due primarily to our conduct of a promotional campaign to offer Digital Youth memberships to students in the Greater Toronto Area and our discussions with Universal Music and Microcell Inc., whose offices are located in Toronto and Montreal, respectively.

Wages and benefits for the three months ended November 30, 2004 were $21,786 compared to $67,574 in the three months ended November 30, 2003, while consulting fees for the three months ended November 30, 2004 were $5,742 compared to $36,244 during the three months ending November 30, 2003. These decreases are due primarily to our decision to discontinue our retail sales operations and the corresponding decrease in customer service requirements.

We incurred rental expenses of $32,425 during the three months ending November, 2003, compared to rental expenses of $12,349 during the three months ending November 30, 2004. This decrease is due to our decision to discontinue our retail sales operations, and the consolidation of our operations into one administrative and operations office in Vancouver. Our telecommunications service provider Microcell Inc. now ships handsets directly to each member's address upon order and we no longer require retail distribution facilities.

Liquidity and Capital Resources

As at November 30, 2004

As at November 30, 2004, we had a cash position of $1,662 and a net working capital deficiency of $930,100.

We do not have sufficient cash resources to fund our normal operating expenses, which total approximately Cdn $40,000 (US $30,000) per month, for the balance of the fiscal year.

Plan of Operation - Cash Requirements

Over the twelve month period ending November 30, 2005, we anticipate that we will require additional operating capital of approximately $400,000. We plan to raise approximately $150,000 of this operating capital from operations and we plan to raise the balance of approximately $250,000 through private placements of our equity securities and/or debt financing. We plan to use this money to attract and sign-up additional member-subscribers, and to pursue and grow our relationships with Digital Advertising Network Inc., Universal Music and other industry partners and sponsors, and to implement our plan to sell downloadable music through the Digital Youth Network, including the implementation of a working plan whereby our subscribers can easily pay for the music that they download.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending November 30, 2005.

Purchase of Significant Equipment

We anticipate that we will need to purchase additional software to expand our existing text messaging capabilities at a cost of approximately $25,000.

Employees

Prior to the date of our acquisition of our subsidiary company Digital Youth Network Inc. on October 7, 2003, we had no employees. As at November 30, 2004, we still had no employees but our subsidiary company Digital Youth Network Inc. employed 5 people on a full time basis and a varying number of consultants and casual labour on an as-needed basis. These employees and consultants perform all of the necessary management and accounting functions for our company, in addition to customer service, website design and development, advertising and sales. As at November 30, 2004, we were spending an aggregate of approximately $40,000 per month on consulting fees, wages, benefits, withholdings for all of our employees, rent and general overhead. We do not anticipate an increase in the number of our employees or consultants, other than fluctuations in the normal course of scheduled promotional events for our subscribers, over the next 12 months.

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

New Accounting Pronouncements

Our management does not believe that any recently issued but not yet effective accounting standards, if currently adopted, could have a material effect on our company or our operations.

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

We have an accumulated deficit of $2,062,501 as at November 30, 2004. We had revenue for the three month period ended November 30, 2004 of $233 and expenses, including direct costs, for the same period of $189,266. At November 30, 2004, we had cash in the bank of $1,662. Our monthly operating expenses are approximately $40,000. We do not currently have the money necessary to continue our operations and our ability to generate any further revenues is uncertain. If we do not begin to generate significant revenues that enable us to operate profitably, our business will fail.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being November 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer, principal financial officer and principal operating officer. Based upon that evaluation, our management and our board of directors have concluded that our company's disclosure controls and procedures, especially with regard to our internal controls over financial reporting, are inadequate. We believe that this is because we lack the qualified accounting personnel necessary to timely compile and provide to management the financial information that we are required by law to disclose on the forms promulgated by the Securities and Exchange Commission, and we currently lack the funds to hire these accounting personnel. Although we have identified a consultant who is both qualified and prepared to assist us in correcting the deficiencies in our disclosure controls and procedures that we have identified, we do not currently have the financial resources to retain him or to hire the additional personnel that we require.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a debt settlement agreement and subscription agreement dated as of January 6, 2005, we agreed to issue 100,000 shares of common stock to a consultant to our company. These shares were issued in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to a subscription agreement dated June 27, 2004 we agreed to issue 50,000 units to one accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2005. These units were sold as at June 27, 2004 in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

10.13 Assignment of Debt dated June 22, 2004 with Clark, Wilson(6)

10.14 Finder's Fee Agreement dated August 1, 2003 with Austin Rand(6)

10.15 Connectivity Agreement dated June 17, 2004 with Impact Mobile Inc.(6)

10.16 Letter of Agreement dated August 30, 2004 with Microcell Solutions Inc.(6)

10.17 Debt Settlement Agreement and Subscription Agreement dated July 20, 2004 with Wireless With You Corp.(7)

10.18 Form of Subscription Agreement entered into with the following subscribers(7)

Troy Peart
Wendy Fuller
Vice D'Arpino
Antonio Zanetti
Aldo Trinetti
Dario Sponza

10.19* Debt Settlement Agreement and Subscription Agreement dated as of January 6, 2005 with Redwood Enterprises Ltd.(7)

10.20* Subscription Agreement dated June 27, 2004 entered into with Robert Beiser.

10.21* Agreement dated December 2, 2004 with Digital Advertising Network Inc.

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

(3) Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on October 22, 2003.

(4) Incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on January 12, 2004.

(5) Incorporate by reference from our Form 10-QSB filed with the Securities and Exchange Commission on February 20, 2004.

(6) Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2004.

(7) Incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on January 13, 2005.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL YOUTH NETWORK CORP.

By: /s/ Raymond Mol
Raymond Mol, President, Chief Executive Officer and Director
February 18, 2005

By: /s/ Daniel Reitzik
Daniel Reitzik, Director
February 18, 2005

By: /s/ Jerry McKenzie
Jerry McKenzie, Director
February 18, 2005

By: /s/ William McGinty
William McGinty, Director
February 18, 2005