Form 10QSB
period 2005-02-28
DIGITAL YOUTH NETWORK CORP.
filed 2005-04-22
CIK 1137764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(604) 682-6203
(Issuer’s telephone number)

not applicable (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

9,269,654 common shares outstanding as at April 15, 2005

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No [X ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements for the three month period ended February 28, 2005 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended February 28, 2005, include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2005

(Stated in US Dollars)

(Unaudited)

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED BALANCE SHEETS

February 28, 2005

(Stated in US Dollars)

(Unaudited)

	February 28,	August 31,
	2005	2004
ASSETS
Current
Cash	$279	$$1,004
Amounts receivable	13,324	-
Goods and services taxes receivable	-	17,690
Inventory	323	3,494
Prepaid expenses	23,726	5,459

	37,652	27,647
Capital assets – Note 3	31,500	38,743

	$69,152	$$66,390

LIABILITIES
Current
Bank indebtedness	$16,925	$9,401
Accounts payable and accrued liabilities – Note 7	607,862	534,342
Convertible debentures – Note 4	223,190	157,270
Advances payable	15,000	15,000
Note payable – Note 5	-	19,040

	862,977	735,053

STOCKHOLDERS’ DEFICIENCY
Capital stock – Notes 4, 5, and 6
Authorized:
Unlimited Common shares without par value
Unlimited Preferred shares without par value
Issued:
10,277,186 Common shares (August 31, 2004: 8,472,254)	1,481,786	1,194,569
Additional paid-in capital	76,929	58,400
Accumulated other comprehensive loss	(89,883)	(48,164)
Accumulated deficit	(2,262,657)	(1,873,468)

	(793,825)	(668,663)

	$69,152	$66,390

Nature and Continuance of Operations – Note 1

Commitments – Notes 4, 5 and 6

Subsequent Event – Note 10

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six month periods ended February 28, 2005 and February 29, 2004

(Stated in US Dollars)

(Unaudited)

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Revenue	$12,651	$33,247	$12,884	$85,056

Direct costs
Cellular phones and accessories	-	7,080	3,369	3,351
Text messaging	118	802	696	71,366
Amortization – cellular phones	-	90,057	-	165,595

	118	91,556	4,065	240,312

General and administrative expenses
Accounting and audit	6,611	6,080	23,949	12,758
Advertising and promotion	62,746	8,229	70,950	72,170
Amortization and equipment	3,113	3,702	6,183	7,084
Bank changes and interest	2,947	3,974	5,965	6,632
Consulting fees - Note 6	23,381	34,758	29,123	89,702
Foreign exchange	(3,709)	-	(3,579)	-
Interest on convertible debenture	2,566	-	22,048	1,125
Insurance, licenses and dues	3,269	1,309	7,055	1,572
Legal fees	20,907	26,776	35,140	29,188
Management fees – Note 7	43,095	34,946	95,615	57,369
Office	8,407	11,414	21,006	32,436
Rent	12,976	9,597	25,325	42,022
Transfer agent	3,215	1,924	7,387	3,016
Travel	4,914	9,136	11,805	38,829
Wages and benefits	18,250	44,165	40,036	111,739

	212,688	196,011	398,008	505,643

Net loss for the period	(200,155)	(254,331)	(389,189)	(660,899)
Comprehensive loss
Foreign currency translation adjustment	35,146	(594)	(41,719)	(4,963)

Comprehensive loss for the period	$(165,009)	$(254,925)	$(430,908)	$(665,862)

Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.05)	$(0.11)

Weighted average number of common shares outstanding	9,462,574	6,633,966	9,001,440	6,024,200

SEE ACCOMPANYING NOTES

1

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six month periods ended February 28, 2005 and February 29, 2004

(Stated in US Dollars)

(Unaudited)

	2005	2004
Operating Activities
Net loss for the period	$(389,189)	$(660,899)
Items not affecting cash:
Amortization	6,183	172,679
Consulting fees – Note 6	-	18,700
Convertible debenture beneficial conversion option interest expense – Note 4	18,529	-
Changes in non-cash working capital balances related to operations:
Accounts receivable	(13,473)	(756)
Goods and services taxes receivable	18,959	12,808
Inventory	3,419	1,903
Prepaid expenses	(18,140)	41,785
Accounts payable and accrued liabilities	230,566	237,924

	(143,146)	(175,856)

Investing Activities
Capital assets acquired	-	(156,267)
Advances to Digital Youth Network Inc. prior to acquisition	-	(84,034)
Net cash acquired in the acquisition of Digital Youth Network Inc.	-	3,498

	-	(236,803)

Financing Activities
Bank indebtedness	7,524	(27,694)
Common share issuances (net of share issue costs)	103,689	512,709
Convertible debentures	36,204	(19,883)
Stock subscriptions received	-	5,989
Due to shareholders	-	(57,669)

	147,417	413,452

Effect of foreign currency translation on cash	(4,996)	21,524

Increase (decrease) in cash during the period	(725)	22,317

Cash, beginning of period	1,004	-

Cash, end of period	$279	$22,317

Supplemental disclosure with respect to cash flows – Note 8

Non-cash Transactions – Note 9

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period October 4, 2001 (Date of Inception) to February 28, 2005

(Stated in US Dollars)

(Unaudited)

				Accumulated
			Additional	Other		Stockholders’
	Common Shares		Paid-in	Comprehensive	Accumulated	Equity
	Number	Amount	Capital	Income (Loss)	Deficit	(Deficiency)

Shares issued on incorporation	5,000,000	$32	$-	$-	$-	$32
Issued for cash:
Private placement – at $0.16 per share	100,000	15,911	-	-	-	15,911
Share purchase agreement	2,170,285	82,205	-	-	-	82,205
Less: finders fee	-	(6,364)	-	-	-	(6,364)
Net loss for the period	-	-	-	-	(89,289)	(89,289)
Foreign currency translation adjustment	-	-	-	508	-	508

Balance, August 31, 2002	7,270,285	91,784	-	508	(89,289)	3,003

Issued for cash:
Share purchase agreement	1,318,863	47,541	-	-	-	47,541
Private placement – at $0.06 per share	407,860	27,281	-	-	-	27,281
Private placement – at $0.03 per share	1,000,000	34,882	-	-	-	34,882
Less: finders fee	-	(1,125)	-	-	-	(1,125)
Shares issued in exchange for services rendered	700,000	48,325	-	-	-	48,325
Net loss for the year	-	-	-	-	(453,930)	(453,930)
Foreign currency translation adjustment	-	-	-	(31,291)	-	(31,291)

Balance, August 31, 2003	10,697,008	248,688	-	(30,783)	(543,219)	(325,314)

.../cont’d

SEE ACCOMPANYING NOTES

Continued

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period October 4, 2001 (Date of Inception) to February 28, 2005

(Stated in US Dollars)

(Unaudited)

				Accumulated
			Additional	Other		Stockholders’
	Common Shares		Paid-in	Comprehensive	Accumulated	Equity
	Number	Amount	Capital	Loss	Deficit	(Deficiency)

Balance forward, August 31, 2003	10,697,008	$248,688	$-	$(30,783)	$(543,219)	$(325,314)
Stock consolidated pursuant to business acquisition	(5,715,294)	239,353	-	-	-	239,353
Issued for cash:
Private placements – at $0.20 per share	573,474	114,695	-	-	-	114,695
– at $0.22 per share	2,453,735	539,822	-	-	-	539,822
– at $0.25 per share	148,357	37,089	-	-	-	37,089
– at $0.30 per share	63,936	19,181	-	-	-	19,181
Less: finders’ fees	-	(35,564)	-	-	-	(35,564)
– for shares	66,625	-	-	-	-	-
Shares issued for debt settlement – at $0.1325 per share	143,356	18,988	-		-	18,988
– at $0.30 per share	41,057	12,317	-	-	-	12,317
Stock-based compensation expense	-	-	18,700	-	-	18,700
Convertible debenture beneficial conversion option	-	-	39,700	-	-	39,700
Net loss for the year	-	-	-	-	(1,330,249)	(1,330,249)
Foreign currency translation adjustment	-	-	-	(17,381)	-	(17,381)

Balance, August 31, 2004	8,472,254	1,194,569	58,400	(48,164)	(1,873,468)	(668,663)
Issued for cash:
Private placements – at $0.13 per share	400,000	52,000	-	-	-	52,000
– at $0.17 per share	167,712	28,511	-	-	-	28,511
– at $0.20 per share	228,000	45,600	-	-	-	45,600
Less: finders’ fee– for cash	-	(2,422)	-	-	-	(2,422)
Shares issued for debt settlement– at $0.13 per share	605,557	78,722	-	-	-	78,722
– at $0.20 per share	200,000	40,000	-	-	-	40,000
- at $0.22 per share	203,663	44,806	-	-	-	44,806
Convertible debenture beneficial conversion option – Note 6	-	-	18,529	-	-	18,529
Net loss for the period	-	-	-	-	(389,189)	(389,189)
Foreign currency translation adjustment	-	-	-	(41,719)	-	(41,719)

Balance February 28, 2005	10,277,186	$1,481,786	$76,929	$(89,883)	$(2,262,657)	$(793,825)

                                   SEE ACCOMPANYING NOTES

2

DIGITAL YOUTH NETWORK CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2005

(Stated in US Dollars)

(Unaudited)

Note 1	Nature and Continuance of Operations

The Company was incorporated on November 22, 1996, under the Business Corporations Act of the Province of Alberta. In January 2000, the Company changed its name to Ocean Ventures Inc and in May, 2004, the Company changed it name to Digital Youth Network Corp. At February 28, 2005, substantially all of the Company’s assets and operations are located and conducted in Canada.

The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America (the “OTCBB”). The Company ceased its prior business on November 30, 1999 and began investigating new business ventures on September 1, 1999. This process ended on October 7, 2003, when the Company completed the acquisition of Digital Youth Network Inc. (“DYNI”), a private company that was incorporated in British Columbia, Canada on October 4, 2001 and continued under the Canada Business Corporations Act on November 12, 2002. DYNI’s operations, at present, focus on providing access to cellular phones and selling accessories to the 13 to 18 years of age group so as to be able to communicate with and generate advertising revenue via text messaging to this group.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $2,262,657 since inception and has yet to achieve profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There remains substantial doubt as to the ability of the Company to continue as a going concern. As at February 28, 2005, the Company has a working capital deficiency of $825,325. Management plans to continue to provide for its capital needs by issuing debt and equity securities, as has been the case historically. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2	Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America which conform with Canadian generally accepted accounting principles except as disclosed in Note 10. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results could differ from those estimates.

Note 2	Summary of Significant Accounting Policies – (cont’d)

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Interim Reporting

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements may not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the six-month period ended February 28, 2005, are not necessarily indicative of the results to be expected for the year ending August 31, 2005.

These unaudited financial statements should be read in conjunction with the audited financial statements of the Company as at August 31, 2004.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3	Capital Assets

	February 28, 2005
		Accumulated
	Cost	Amortization	Net

Computer and office equipment	$56,836	$25,336	$31,500

	August 31, 2004
		Accumulated
	Cost	Amortization	Net

Computer and office equipment	$56,836	$18,093	$38,743

SEE ACCOMPANYING NOTES

Note 4	Convertible Debentures

	February 28,	August 31,
	2005	2004

a)Principal amounts of CDN$231,500 (August 31, 2004: CDN$206,500) bearing interest at 6% per annum and currently due. The principal and accrued interest is convertible in whole or in part, at the option of the holder, into common shares of the Company at a price of CDN$0.25 per share. These debentures are secured by a general security agreement over the assets of the Company.	$186,865	$157,270

b)Principal amount of CDN$45,000 bearing interest at 6% per annum and currently due. The principal and accrued interest is convertible in whole or in part, at the option of the holder, into common shares of the Company at a price of CDN$0.17 per share. These debentures are secured by a general security agreement over the assets of the Company. The Company has recorded a beneficial conversion option interest expense of $18,529 during the period ended February 28, 2005 with respect to these debentures.	36,325	-

	$223,190	$157,270

Note 5	Note payable

The Company issued a note payable for $19,040 (CDN$25,000) which is unsecured and was due August 31, 2004. The note paid interest of 5,000 shares of the Company at August 31, 2004, which was valued at $1,500 and charged to interest expense.

On September 1, 2004, this note payable was exchanged for a convertible debenture with face value of CDN$25,000 having the terms and characteristics disclosed in Note 4a).

SEE ACCOMPANYING NOTES

Note 6	Capital Stock – Notes 4, 5 and 10

Commitments:

Share Purchase Warrants

At February 28, 2005, a total of 2,785,302 share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Number	Exercise Price	Expiry Date

2,641,946	$0.40	December 31, 2005 (*)
143,356	$0.30	June 22, 2009

2,785,302

*The Company has the right to call these warrants to be exercised at any time after the bid price and the ask price (at the close) for the Company’s shares is equal to or greater than $0.60 for a period of seven consecutive days on the OTCBB.

Stock-based Compensation Plan

The Company has granted directors and a former director 250,000 common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. A stock-based compensation charge of $18,700, associated with the granting of these options has been recognized in the financial statements and was included as consulting fees for the period ended November 30, 2003. As at February 28, 2005 all 250,000 options remain outstanding. They expire on October 7, 2008.

The fair value for these options was estimated at the date of the grant using the following weighted-average assumptions:

Volatility factor of expected market price of company’s shares	5%
Dividend yield	0%
Weighted-average expected life of stock options	5 years
Risk-free interest rate	3%

SEE ACCOMPANYING NOTES

Note 6	Capital Stock – Notes 4, 5 and 10 - (cont’d)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including share price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect fair value estimates.

Note 7	Related Party Transactions

The Company was charged the following expenses by directors and a former director of the Company and by a company with a common director:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Management fees	$43,095	$34,946	$95,615	$57,369

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

At February 28, 2005, accounts payable and accrued liabilities include $206,824 (August 31, 2004:  $143,055) due to directors and a former director of the Company.

At February 28, 2005, a director holds Convertible Debentures (Note 4) of $174,757 (CDN$216,500) (August 31, 2004:  $130,614 (CDN$171,500)).

Note 8	Supplemental Disclosures With Respect to Cash Flows

Other Supplemental Disclosures	2005	2004

Cash paid during the period for interest	$-	$-

Cash paid during the period for income taxes	$-	$-

SEE ACCOMPANYING NOTES

Note 9	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. On September 1, 2004, the note payable disclosed in Note 5 was exchanged for a convertible debenture disclosed in Note 4.

In January, 2005, the Company settled debts of $163,528 by issuance of 1,009,220 shares at various prices ranging between $0.13 and $0.22 per share.

These transactions were excluded from the statement of cash flows for the six months ended February 28, 2005.

Note 10	Subsequent Event

In March 2005, the Company agreed to issue 333,334 units at $0.15 per unit for proceeds of $50,000, pursuant to a private placement. Each unit consists of one share and one share purchase warrant. Each warrant entitles the holder to acquire an additional share for $0.40 per share until April 30, 2007.

Note 11	Differences Between Canadian and United States Accounting Principles

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) which differ in certain respects with those principles and practices that the Company would have followed had its financial statements been prepared in accordance with accounting principles and practices generally accepted in Canada (“Canadian GAAP”).

The Company’s accounting principles generally accepted in the United States differ from accounting principles generally accepted in Canada as follows:

Comprehensive Income

Under US GAAP, the statement of operations is separated into net loss and other comprehensive loss, when applicable.

Under Canadian GAAP, comprehensive loss is not separately disclosed as such.

SEE ACCOMPANYING NOTES

Note 11	Differences Between Canadian and United States Accounting Principles – (cont’d)

The effect of this difference is as follows:

i)	Balance Sheet:

Under Canadian GAAP the amount shown as Accumulated other comprehensive loss on the balance sheet would be restated as Accumulated translation adjustment.

	February 28,	August 31,
	2005	2004

US GAAP as reported:
Accumulated other comprehensive loss	$(89,883)	$(48,164)

Canadian GAAP:
Accumulated translation adjustment	$(89,883)	$(48,164)

ii)	Statement of Operations:

	Six months ended
	February 28,	February 29,
	2005	2004

Comprehensive loss for the period as reported under US GAAP	$(430,908)	$(665,862)
Foreign currency translation adjustment	41,719	4,963

Net loss for the period under Canadian GAAP	$(389,189)	$(660,899)

Basic and diluted loss per share under US GAAP	$(0.05)	$(0.11)

Basic and diluted loss per share under Canadian GAAP	$(0.04)	$(0.11)

SEE ACCOMPANYING NOTES

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks enumerated in the section entitled “Risk Factors”, that may cause our actual results or the actual results in our industry, of our levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms “we”, “us”, “our” and “Digital Youth” mean our company, Digital Youth Network Corp., and our majority-owned subsidiary Digital Youth Network Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.

General

Our company was incorporated under the laws of the Province of Alberta on November 22, 1996 under the name “CallDirect Capital Corp.”. We changed our name to “Ocean Ventures Inc.” on January 31, 2000, and at the same time completed a consolidation of our then issued and outstanding common shares on a five for one basis, effective January 27, 2001. On July 20, 2004 we changed our name to “Digital Youth Network Corp.”. We are also registered as an extra-provincial company in the Province of British Columbia, and are a reporting issuer under the securities laws of both the province of Alberta and the province of British Columbia.

On July 21, 2003, we entered into a Share Purchase Agreement (amended on October 1, 2003) with all of the shareholders of Digital Youth Network Inc., pursuant to which we agreed to acquire from them all of the 10,697,008 issued and outstanding shares of Digital Youth Network Inc. in exchange for 100,000 non-transferable share purchase warrants (to be issued to Jon Peters) and 2,674,252 shares of the common stock of our company to be issued, pro-rata according to their interest in Digital Youth Network Inc., among all of the Digital Youth Network Inc. shareholders other than Jon Peters. We also agreed to pay finder’s fees, payable in common shares of our company, to two persons that assisted us in the transaction, for an aggregate finder’s fee of 500,000 common shares of our company.

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

Business of Digital Youth Network

We are an interactive marketing company with a focus on the integration of wireless and Internet technologies and print media to provide short messaging service (also known as “SMS”) text messaging and promotional services and advertising to our clients. Our technology allows wireless subscribers to interact with television, radio and print media to participate in contests and wireless promotions and to request additional information about products or promotions. We generate revenue both from advertisers and consumers.

We implement our marketing campaigns and market research through community building, strategic relationships with existing media companies and direct sales to advertising clients. Over the past two years we have built a community of Canadian teenagers between 13 and 18 years of age (this group is often referred to as “digital youth”, or generation “DY”). Although our business has recently expanded to include other subscriber communities, we continue to provide free membership in our Digital Youth network to generation DY subscribers entitling them to free incoming SMS text messaging if sent through our server, the opportunity to participate in market research surveys and promotional events, and free prizes to new members when they subscribe. These free prizes are provided to us by our strategic partners, usually in exchange for our services in promoting these strategic partners to our DY membership.

Short messaging service messages are short text messages transmitted through a short message service center from and to a mobile phone, fax machine and/or IP (internet protocol) address. SMS messages must be no longer than 160 alpha-numeric characters and cannot contain images or graphics. Common short codes, or “CSC”s, are five or six digit numbers that can receive short messaging service messages, just like normal seven and ten digit telephone numbers. Common short codes attached to print ads and TV spots are a popular way for marketers to enable consumers to request additional information about an advertisement -- ideally, consumers respond to an ad by “texting” a message to a CSC. Television producers also rely on short codes to enable viewers to cast votes in reality shows. In our case, we and our subscribers use our common short code “TEXTDY” to communicate with each other through our server, which serves as a short message service center (a device that receives an SMS message from the sender device and sends it on to the recipient device).

In our pilot programs, we relied on a network of retail store locations to distribute telephone handsets and prepaid air-time to our generation DY subscribers. Using these cellular telephones, our subscribers could send and receive SMS messages to each other through our server. As we gained experience we realized that although it was important that our subscribers continue to be provided with cellular telephone handsets, it was too costly for our company to sell or distribute them. At the end of calendar year 2003, we discontinued the sale of cellular telephone handsets and accessories and we stopped offering them as part of a membership package in our Digital Youth network. Instead, we referred new members that did not already own a cellular telephone to our strategic partner Microcell, Inc., the Canadian wireless telecommunication service provider that operates the Fido cellular telephone network. Microcell, Inc. provided our referrals with new cellular telephone handsets and service at a discounted price and gave them free access to a 24 hour crisis line. In addition, Microcell, Inc. paid our company a referral fee calculated based on the number of new member-subscribers that we refer. This agreement with Microcell Inc. expired December 31, 2004 and we have chosen discontinue our practice of referring new members to any carrier.

Historically, all of our members were required to use the Fido network because our short message service center software could only send SMS text messages to members who were using the Fido cellular telephone network. On June 17, 2004, we entered into an agreement with Impact Mobile Inc. which expanded our ability to send SMS text messages to users of any of the ten cellular telephone service providers in Canada. Then, on August 1, 2004, the Canadian Wireless Telecommunications Association and all of the Canadian wireless carriers approved our use of the common short code “TEXTDY” (the numbers 839839 on a telephone handset) to communicate via SMS text messaging with all Canadian subscribers for wireless telephone service regardless of the wireless network that they use. As a result, we can now offer SMS text messaging capability to any of our members with cellular telephone service regardless of which Canadian cellular telephone service provider such member uses.

Historically, we charged new members of our Digital Youth Network a one time non-refundable membership fee of $50 (Canadian). We have since ceased charging membership fees to our subscribers. We believe that our primary source of revenue will be from advertisers, including those desiring access to our more than 25,000 DY member students, using various combinations of text messaging, email, direct mail to students’ homes and via the Internet on one of our web-pages, or to use our members as a market research tool. We also believe that we can increase the size of our membership more easily if we do not charge a membership fee.

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

We are also continuing to expand our ability to integrate our SMS messaging capability with video advertising in shopping malls across Canada. We recently entered into an arms-length agreement with Digital Advertising Network Inc., an unrelated Canadian company that operates large video screens in shopping malls across Canada, whereby our companies will offer promotions through interactive programs that will enable patrons to interact with the advertisers using SMS messaging in order to receive prizes, coupons and special offers. Our agreement with Digital Advertising Network Inc. anticipates that we will share revenues derived from these interactive campaigns.

In mid-February, 2005, we entered into an agreement with Pacific Newspaper Group Inc in which we agreed that Pacific Newspaper Group will publish a full page “Mobile On Demand” page in its Province newspaper, which is a newspaper of general circulation in the greater Vancouver metropolitan area. We are responsible for all design and content of the Mobile On Demand page, which will be published in each Sunday edition of the Province newspaper from March 3, 2005 until May 30, 2005.

The Mobile On Demand page contains games, prizes, coupons and free content that can be downloaded to a cellular phone and encourages readers to send text messages on their cellular phones. We have agreed with Pacific Newspaper Group to share in the revenue generated from text messages sent by readers in response to advertisements displayed on the Mobile On Demand page and from our sale of advertising space on the Mobile On Demand page.

We will support advertising campaigns on the Mobile On Demand page with direct mail, email, text messaging and online communication with its existing subscriber community of nearly 30,000 Canadian teenagers.

We intend to explore ways to expand this relationship with Pacific Newspaper Group to a national level.

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended February 28, 2005 and February 29, 2004 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on January 13, 2005, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors” beginning on page 14 of this quarterly report.

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

Results of Operations

Three month periods ended February 28, 2005 and February 29, 2004

We have reported a net loss for the three months ended February 28, 2005 of $200,155 ($165,009 after adjustment for foreign currency translation) or $0.02 per share based on a weighted average number of common shares outstanding of 9,462,574, compared to a net loss of $254,331 ($254,925 after adjustment for foreign currency translation) or $0.04 per share for the three months ended February 29, 2004, based on a weighted average number of common shares outstanding of 6,633,966.

During the three months ended February 28, 2005, we had revenue of $12,651, compared to revenue of $33,247 for the three months ended February 29, 2004. This decrease in revenue is due primarily to our decision to cease the retail sale of telephones and memberships.

We generate our revenues through the sale of market research and advertising and, to a lesser extent, from subscriber referrals to our strategic partner Microcell, Inc.(which we discontinued at December 31, 2004 upon the expiration of our agreement with Microcell, Inc.) . Our advertising services include wireless text messaging, electronic mail, direct mail and internet advertising. The revenues that we derive from the sale of these services vary depending on the nature and scope of the advertising campaign.

Our general and administrative expenses for the three months ended February 28, 2005 were $212,688 compared to $196,011 for the three months ended February 29, 2004. Overall, this increase is due to a substantial increase in the cost of advertising and promotion and an increase in management fees. The cost of advertising and promotion for the three months ended February 28, 2005 was $62,746, compared to $8,229 for the three months ended February 29, 2004. Management fees for the three months ended February 29, 2004 were $34,946, compared to $43,095 for the three months ended February 28, 2005. In contrast, most of our other general and administrative expenses decreased. By way of example, the cost of travel for the three months ended February 29, 2004 was $9,136, while the cost of travel for the three months ended February 28, 2005 was $4,914. The cost of wages and benefits decreased substantially, from $44,165 for the three months ended February 29, 2004 to $18,250 for the three months ended February 28, 2005. The higher costs of advertising and promotion during the quarter ended February 28, 2005 were due primarily to the introduction of a monthly email newsletter, a direct mail campaign and a shift in focus in favour of increased marketing activity. The general decrease in most of our general and administrative expenses is due primarily to our decision to consolidate our operations into one office in downtown Vancouver and discontinue our retail operations, resulting in an overall decrease in our need for office space, personnel and travel.

Liquidity and Capital Resources

As at February 28, 2005

As at February 28, 2005, we had a cash position of $279 and a net working capital deficiency of $825,325.

We do not have sufficient cash resources to fund our normal operating expenses, which total approximately Cdn $40,000 (US $30,000) per month, for the balance of the fiscal year.

Plan of Operation - Cash Requirements

Over the twelve month period ending February 28, 2006, we anticipate that we will require additional operating capital of approximately $400,000. We plan to raise approximately $150,000 of this operating capital from operations and we plan to raise the balance of approximately $250,000 through private placements of our equity securities and/or debt financing. We plan to use this money to attract and sign-up additional member-subscribers, and to pursue and grow our relationships with Digital Advertising Network Inc., Universal Music, Pacific Newspaper Group and other industry partners and sponsors, and to implement our plan to sell downloadable music through the Digital Youth Network, including the implementation of a working plan whereby our subscribers can easily pay for the music that they download.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending February 28, 2006.

Purchase of Significant Equipment

We do not anticipate that we will need to purchase any significant equipment during the next 12 months.

Employees

Prior to the date of our acquisition of our subsidiary company Digital Youth Network Inc. on October 7, 2003, we had no employees. As at February 28, 2005, we still had no employees but our subsidiary company Digital Youth Network Inc. employed 4 people on a full time basis and a varying number of consultants and casual labour on an as-needed basis. These employees and consultants perform all of the necessary management and accounting functions for our company, in addition to customer service, website design and development, advertising and sales. As at February 28, 2005, we were spending an aggregate of approximately $40,000 per month on consulting fees, wages, benefits, withholdings for all of our employees, rent and general overhead. We do not anticipate an increase in the number of our employees or consultants, other than fluctuations in the normal course of scheduled promotional events for our subscribers, over the next 12 months.

Offices

We currently share office space with our subsidiary. Our principal place of business is located at Suite 302, 1040 Hamilton Street, Vancouver, B.C., Canada V6B 2R9, where we rent approximately 2,300 square feet of office space, together with parking, for a monthly rent of $4,600 (Canadian).

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

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

We have an accumulated deficit of $2,262,657 as at February 28, 2005. We had revenue for the three month period ended February 28, 2005 of $12,651 and expenses, including direct costs, for the same period of $212,688. At February 28, 2005, we had cash in the bank of $279. Our monthly operating expenses are approximately $40,000. We do not currently have the money necessary to continue our operations and our ability to generate any further revenues is uncertain. If we do not begin to generate significant revenues that enable us to operate profitably, our business will fail.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ending August 31, 2004, our independent auditors included additional comments in their auditors’ report indicating concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Some of our present officers and directors, who are also officers of our new subsidiary, Digital Youth Network, are key to our continuing operations and we rely upon the continued service and performance of these officers and directors and their knowledge and ability to maintain our current level of business and to expand our business, which is key to our future success. Although these officers or directors are parties to written employment agreements with our company, any of them could leave with little or no prior notice. We cannot be assured that we can persuade these people to continue their employment with our company, or that we can do so on terms that are satisfactory to our company. The failure to retain these key persons could harm our business.

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

We depend on all of the cellular telephone service providers in Canada for service to the cellular telephones used by our subscribers, and we depend on Impact Mobile for the ability to communicate across the various networks. This is an essential aspect of our business. We have no control over any of these telecommunications carriers or over Impact Mobile. We may not be able to maintain satisfactory relationships with any one or more of them on acceptable commercial terms. Further, we cannot be certain that the quality of products and services that they provide will remain at the levels needed to enable us to conduct our subsidiary’s business effectively.

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

Telecommunications service providers are subject to governmental regulation and licensing requirements, which may increase their operating costs and affect their ownership structure.

The use of radio spectrum is regulated by Industry Canada pursuant to the Radiocommunication Act (Canada). Radio and spectrum licenses are issued for a term and may be renewed at Industry Canada’s discretion. They may be suspended or revoked for cause, including failure to comply with the conditions of license, although revocation is rare, and licenses are usually renewed upon expiration. Industry Canada regulation can materially affect the costs and the operations of the cellular telephone service providers through whom we route all of our text messages.

Canadian carriers are also subject to the Telecommunications Act (Canada), and therefore subject to regulation by the Canadian Radio-television and Telecommunications Commission (“CRTC”). CRTC regulation can materially affect the services and activities of these carriers.

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

To the best of our knowledge, we are not currently subject to any direct federal, state or local regulation in the United States, other than regulations applicable to businesses generally. Upon our acquisition of Digital Youth Network, we became engaged in the business of providing advertising products in Canada through various media including telecommunications, though we do not directly provide any telecommunications service. The telecommunications industry is highly regulated in Canada and we do not have any direct experience operating in this industry. Our lack of expertise and knowledge concerning this regulatory framework could have an adverse impact on the future development of our business.

We voluntary delisted from the TSX Venture Exchange (formerly the Canadian Venture Exchange) and trading in our common shares on the National Association of Securities Dealers Inc.’s OTC Bulletin Board is limited and sporadic, making it difficult for our shareholders to sell their shares or liquidate their investments.

On June 21, 2002, we voluntarily delisted our common shares from the TSX Venture Exchange (formerly the Canadian Venture Exchange). Although our common shares were approved for trading on the National Association of Securities Dealers Inc.’s OTC Bulletin Board on January 29, 2002, under the symbol “OVNIF” and on August 24, 2004 under the new symbol “DYOUF”, trading has been very limited and sporadic, making it difficult for our shareholders to sell any of their common shares and liquidate their investment.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Trading of our stock may be restricted by the SEC’s “Penny Stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of an unlimited number of common shares and an unlimited number of preferred shares. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being February 28, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer, principal financial officer and principal operating officer. Based upon that evaluation, our management and our board of directors have concluded that our company’s disclosure controls and procedures, especially with regard to our internal controls over financial reporting, are adequate. We believe that we have cured a weakness that we identified in our quarterly report for the quarter ended November 30, 2004 that was due to a lack of qualified accounting personnel.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

As our company is relatively small, our audit committee does not have a member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, or “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding our internal controls and procedures, including those pertaining to financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in light of the current size of our company.

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

We have received correspondence putting our company on notice of a claim by Bay Management Ltd. that it believes that it is entitled to receive a finders’ fee from our subsidiary company, Digital Youth Network Inc., as compensation for finders’ services allegedly rendered Digital Youth Network Inc. prior to the date of our acquisition of its shares on October 7, 2003. We do not believe that this claim has any merit and if it is pursued we intend to contest it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a subscription agreement dated October 8, 2004, we issued 13,000 units to one accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2005. These units were sold in an offshore transaction to a non-US Person relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to a subscription agreement dated February 21, 2005, we issued 100,000 units to one accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2005. These units were sold in an offshore transaction to a non-US Person relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to a subscription agreements dated March 17, 2005, we issued an aggregate of 301,688 units to five accredited investors. Each unit is comprised of one common share and one share purchase warrant entitling the holders to acquire one common share at $0.40 per share for each warrant until December 31, 2005. These units were sold in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to debt settlement and subscription agreements dated January 6, 2005, we have agreed to issue an aggregate of 2,061,720 shares of common stock to eleven accredited investors. These shares of common stock were sold in an offshore transaction to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, but the certificates have not yet been issued.

Pursuant to a subscription agreement dated March 18, 2005, we have agreed to issue 333,334 units to two accredited investors. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until April 30, 2007. These units were sold in an offshore transaction to a non-US Person relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, but the certificates have not yet been issued.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Exhibit Title

(3)Articles of Incorporation and Bylaws

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

10.4          Share Purchase Agreement dated as of July 21, 2003, with all of the shareholders of Digital Youth Network, Inc.(2)

10.5	Convertible Debenture dated April 28, 2003, with Digital Youth Network, Inc.(2)

10.6          Amendment to Share Purchase Agreement dated October 1, 2003, with all of the shareholders of Digital Youth Network Inc.(3)

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
Synergy Sales & Service Inc.
Medium M Industries Ltd.
Robert Allaire
Steve Skoko Inc.
Robert Balbirnie
10.12	Debt Settlement Agreement and Subscription Agreement dated June 22, 2004 with 310047 B.C. Ltd.(6)
10.13	Assignment of Debt dated June 22, 2004 with Clark, Wilson(6)
10.14	Finder’s Fee Agreement dated August 1, 2003 with Austin Rand(6)
10.15	Connectivity Agreement dated June 17, 2004 with Impact Mobile Inc.(6)
10.16	Letter of Agreement dated August 30, 2004 with Microcell Solutions Inc.(6)

10.17        Debt Settlement Agreement and Subscription Agreement dated July 20, 2004 with Wireless With You Corp.(7)

10.18	Form of Subscription Agreement entered into with the following subscribers(7)
Troy Peart
Wendy Fuller
Vice D’Arpino
Antonio Zanetti
Aldo Trinetti
Dario Sponza
Bruce Durnie
Landrock Landscaping & Excavating Ltd.
Landrock Excavating Co. Ltd.
Rosanna Santelli

10.19        Debt Settlement Agreement and Subscription Agreement dated as of January 6, 2005 with Redwood Enterprises Ltd. (8)

10.20	Subscription Agreement dated June 27, 2004 entered into with Robert Beiser.(8)
10.21	Agreement dated December 2, 2004 with Digital Advertising Network Inc.(8)
10.22*	Form of Debt Settlement and Subscription Agreement entered into with the following investors:
Wendy Fuller
Edward Skoko
Jason Coull
Dennis Sinclair
Jason Jaspar
Dan Reitzik
Mel Baillie
Raymond Mol
Anthony Marcera
Forge Marketing Ltd.
Jeffrey Haas

10.23*	Subscription Agreement dated March 18, 2005 with Mark Spevakow.
10.24*	Subscription Agreement dated March 18, 2005 with Robert Spevakow.
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics(4)
(21)	Subsidiaries of our Company
21.1	Digital Youth Network, Inc.
(31)	Section 302 Certifications
31.1*	Certification by Raymond Mol pursuant to Section 302 under the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certifications
32.1*	Certification by Raymond Mol and Daniel Reitzik pursuant to Section 906 under the Sarbanes-Oxley Act of 2002

(1)Incorporated by reference from our Form 10-SB Registration Statement (as amended), originally filed with the Securities and Exchange Commission on May 11, 2000.

(2)Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2003.

(3)Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on October 22, 2003.

(4)Incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on January 12, 2004.

(5)Incorporate by reference from our Form 10-QSB filed with the Securities and Exchange Commission on February 20, 2004.

(6)Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2004.

(7)Incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on January 13, 2005.

(8)Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on February 18, 2005.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL YOUTH NETWORK CORP.

By: /s/ Raymond Mol

Raymond Mol, President, Chief Executive Officer and Director

April 22, 2005

By: /s/ Daniel Reitzik

Daniel Reitzik, Director

April 22, 2005

By: /s/ William McGinty

William McGinty, Director

April 22, 2005