Form 10QSB
period 2005-05-31
DIGITAL YOUTH NETWORK CORP.
filed 2005-07-20
CIK 1137764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period

Commission file number 0-32715

DIGITAL YOUTH NETWORK CORP. (formerly Ocean Ventures Inc.) (Exact name of small business issuer as specified in its charter)

Alberta, Canada (State or other jurisdiction of incorporation or organization)	98-0343194 (I.R.S. Employer Identification No.)

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

11,732,890 common shares outstanding as at July 7, 2005

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No [X ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements for the three month period ended May 31, 2005 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended May 31, 2005, include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

(Stated in US Dollars)

(Unaudited)

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED BALANCE SHEETS

May 31, 2005

(Stated in US Dollars)

(Unaudited)

	May 31,	August 31,
	2005	2004
ASSETS

Current
Cash	$1,214	$1,004
Amounts receivable	39,467	-
Goods and services taxes receivable	-	17,690
Inventory	-	3,494
Prepaid expenses	6,854	5,459

	47,535	27,647
Capital assets – Note 3	28,819	38,743

	$76,354	$66,390

LIABILITIES

Current
Bank indebtedness	$15,673	$9,401
Accounts payable and accrued liabilities – Note 7	664,420	534,342
Convertible debentures – Notes 4 and 7	83,963	157,270
Advances payable	15,000	15,000
Note payable – Note 5	-	19,040

	779,056	735,053

STOCKHOLDERS’ DEFICIENCY

Capital stock – Notes 4, 5, and 6
Authorized:
Unlimited common shares without par value
Unlimited preferred shares without par value
Issued:
12,109,149 common shares (August 31, 2004: 8,472,254)	1,735,778	1,194,569
Additional paid-in capital	119,029	58,400
Accumulated other comprehensive loss	(78,861)	(48,164)
Accumulated deficit	(2,478,648)	(1,873,468)

	(702,702)	(668,663)

	$76,354	$66,390

Nature and Continuance of Operations – Note 1

Commitments – Notes 4, 5 and 6

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine month periods ended May 31, 2005 and 2004

(Stated in US Dollars)

(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

Revenue	$30,765	$29,875	$43,649	$114,931

Direct costs
Cellular phones and accessories	138	243	3,507	3,594
Text messaging	(696)	10,305	-	81,671
Amortization – cellular phones	-	81,166	-	246,761

	(558)	91,714	3,507	332,026

General and administrative expenses
Accounting and audit	10,680	3,633	34,629	16,391
Advertising and promotion	19,389	6,103	90,339	78,273
Amortization and equipment	3,088	3,426	9,271	10,510
Bank charges and interest	562	2,855	6,527	9,487
Consulting fees – Note 6	66,120	31,134	95,243	124,565
Foreign exchange	639	-	(2,940)	-
Conversion option expense	42,100	-	60,629	-
Interest on convertible debenture	3,944	1	7,463	1,126
Insurance, licenses and dues	606	922	7,661	2,494
Legal fees	13,292	10,824	48,432	40,012
Management fees – Note 7	4,856	15,522	100,471	72,891
Office and rent	6,610	19,605	52,941	90,502
Transfer agent	539	2,415	7,926	5,431
Travel and automobile	7,248	6,817	19,053	45,646
Wages and benefits	67,641	28,180	107,677	139,919

	247,314	131,437	645,322	637,247

Net loss for the period	(215,991)	(193,276)	(605,180)	(854,342)
Comprehensive loss
Foreign currency translation adjustment	11,022	169	(30,697)	169

Comprehensive loss for the period	$(204,969)	$(193,107)	$(635,877)	$(854,173)

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.06)	$(0.13)

Weighted average number of common shares outstanding	11,714,029	6,507,420	9,909,112	6,634,909

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine month periods ended May 31, 2005 and 2004

(Stated in US Dollars)

(Unaudited)

	2005	2004

Operating Activities
Net loss for the period	$(605,180)	$(854,342)
Items not affecting cash:
Amortization	9,271	257,271
Consulting fees – Note 6	-	18,700
Convertible debenture beneficial conversion option interest expense – Note 4	60,629	-
Changes in non-cash working capital balances related to operations:
Amounts receivable	(21,277)	(6,003)
Goods and services taxes receivable	-	6,471
Inventory	3,494	3,067
Prepaid expenses	(1,395)	41,880
Accounts payable and accrued liabilities	303,080	241,512

	(251,378)	(291,444)

Investing Activities
Capital assets acquired	-	(156,267)
Advances to Digital Youth Network Inc. prior to acquisition	-	(84,034)
Net cash acquired in the acquisition of Digital Youth Network Inc.	-	3,498

	-	(236,803)

Financing Activities
Bank indebtedness	6,272	15,342
Common share issuances (net of share issue costs)	220,475	582,404
Convertible debentures (repayment)	36,204	(19,883)
Due to shareholders	-	(57,669)

	262,951	520,194

Effect of foreign currency translation on cash	(11,363)	(5,902)

Increase (decrease) in cash during the period	210	(13,955)

Cash, beginning of period	1,004	13,955

Cash, end of period	$1,214	$-

Supplemental disclosure with respect to cash flows – Note 8

Non-cash Transactions – Note 9

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period October 4, 2001 (Date of Inception) to May 31, 2005

(Stated in US Dollars)

(Unaudited)

				Accumulated
			Additional	Other		Stockholders’
	Common Shares		Paid-in	Comprehensive	Accumulated	Equity
	Number	Amount	Capital	Income (Loss)	Deficit	(Deficiency)

Shares issued on incorporation	5,000,000	$ 32	$ -	$ -	$ -	$ 32
Issued for cash:
Private placement – at $0.16 per share	100,000	15,911	-	-	-	15,911
Share purchase agreement	2,170,285	82,205	-	-	-	82,205
Less: finders fee	-	(6,364)	-	-	-	(6,364)
Net loss for the period	-	-	-	-	(89,289)	(89,289)
Foreign currency translation adjustment	-	-	-	508	-	508

Balance, August 31, 2002	7,270,285	91,784	-	508	(89,289)	3,003

Issued for cash:
Share purchase agreement	1,318,863	47,541	-	-	-	47,541
Private placement – at $0.06 per share	407,860	27,281	-	-	-	27,281
Private placement – at $0.03 per share	1,000,000	34,882	-	-	-	34,882
Less: finders fee	-	(1,125)	-	-	-	(1,125)
Shares issued in exchange for services rendered	700,000	48,325	-	-	-	48,325
Net loss for the year	-	-	-	-	(453,930)	(453,930)
Foreign currency translation adjustment	-	-	-	(30,291)	-	(31,291)

Balance, August 31, 2003	10,697,008	248,688	-	(30,783)	(543,219)	(325,314)

.../cont’d

SEE ACCOMPANYING NOTES

Continued

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period October 4, 2001 (Date of Inception) to May 31, 2005

(Stated in US Dollars)

(Unaudited)

				Accumulated
			Additional	Other		Stockholders’
	Common Shares		Paid-in	Comprehensive	Accumulated	Equity
	Number	Amount	Capital	Loss	Deficit	(Deficiency)

Balance forward, August 31, 2003	10,697,008	$248,688	$-	$(30,783)	$(543,219)	(325,314)
Stock consolidated pursuant to business acquisition	(5,715,294)	239,353	-	-	-	239,353
Issued for cash:
Private placements – at $0.20 per share	573,474	114,695	-	-	-	114,695
– at $0.22 per share	2,453,735	539,822	-	-	-	539,822
– at $0.25 per share	148,357	37,089	-	-	-	37,089
– at $0.30 per share	63,936	19,181	-	-	-	19,181
Less: finders’ fees	-	(35,564)	-	-	-	(35,564)
– for shares	66,625	-	-	-	-	-
Shares issued for debt settlement – at $0.1325 per share	143,356	18,988	-	-	-	18,988
– at $0.30 per share	41,057	12,317	-	-	-	12,317
Stock-based compensation expense	-	-	18,700	-	-	18,700
Convertible debenture beneficial conversion option	-	-	39,700	-	-	39,700
Net loss for the year	-	-	-	-	(1,330,249)	(1,330,249)
Foreign currency translation adjustment	-	-	-	(17,381)	-	(17,381)

Balance, August 31, 2004	8,472,254	1,194,569	58,400	(48,164)	(1,873,468)	(668,663)
Issued for cash:
Private placements – at $0.13 per share	401,688	52,219	-	-	-	52,219
– at $0.15 per share	666,668	100,000	-	-	-	100,000
– at $0.16 per share	50,000	8,000	-	-	-	8,000
– at $0.17 per share	167,712	28,511	-	-	-	28,511
– at $0.20 per share	128,000	25,600	-	-	-	25,600
Less: finders’ fee – for cash	-	(2,641)	-	-	-	(2,641)
Shares issued for debt settlement – at $0.13 per share	1,658,057	215,548	-	-	-	215,548
– at $0.15 per share	61,107	9,166	-	-	-	9,166
– at $0.20 per share	300,000	60,000	-	-	-	60,000
– at $0.22 per share	203,663	44,806	-	-	-	44,806
Convertible debenture beneficial conversion option – Notes 4 and 5	-	-	60,629	-	-	60,629
Net loss for the period	-	-	-	-	(605,180)	(605,180)
Foreign currency translation adjustment	-	-	-	(30,697)	-	(30,697)
Balance, May 31, 2005	12,109,149	$1,735,778	$119,029	$(78,861)	$(2,478,648)	$(702,702)

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

(Stated in US Dollars)

(Unaudited)

Note 1	Nature and Continuance of Operations

The Company was incorporated on November 22, 1996, under the Business Corporations Act of the Province of Alberta. In January 2000, the Company changed its name to Ocean Ventures Inc and in May, 2004, the Company changed it name to Digital Youth Network Corp. At May 31, 2005, substantially all of the Company’s assets and operations are located and conducted in Canada.

The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America (the “OTCBB”). The Company ceased its prior business on November 30, 1999 and began investigating new business ventures on September 1, 1999. This process ended on October 7, 2003, when the Company completed the acquisition of Digital Youth Network Inc. (“DYNI”), a private company that was incorporated in British Columbia, Canada on October 4, 2001 and continued under the Canada Business Corporations Act on November 12, 2002. DYNI’s operations, at present, focus on providing access to cellular phones and accessories to the 13 to 18 years of age group so as to be able to communicate with and generate advertising revenue via text messaging to this group.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $2,478,648 since inception and has yet to achieve profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There remains substantial doubt as to the ability of the Company to continue as a going concern. As at May 31, 2005, the Company has a working capital deficiency of $731,521. Management plans to continue to provide for its capital needs by issuing debt and equity securities, as has been the case historically. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Interim Reporting

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements may not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the nine-month period ended May 31, 2005, are not necessarily indicative of the results to be expected for the year ending August 31, 2005.

These unaudited financial statements should be read in conjunction with the audited financial statements of the Company as at August 31, 2004.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3	Capital Assets

May 31, 2005
Accumulated
	Cost	Amortization	Net

Computer and office equipment	$ 56,836	$ 28,017	$ 28,819

August 31, 2004
Accumulated
	Cost	Amortization	Net

Computer and office equipment	$ 56,836	$ 18,093	$ 38,743

Note 4	Convertible Debentures – Notes 5, 7 and 9

	May 31,	August 31,
	2005	2004

a)    Principal amounts of CDN$60,500 (August 31, 2004: CDN$206,500) bearing interest at 6% per annum and currently due. The principal and accrued interest is convertible in whole or in part, at the option of the holder, into common shares of the Company at a price of CDN$0.25 per share. These debentures are secured by a general security agreement over the assets of the Company.

	$ 48,150	$ 157,270

b) Principal amount of CDN$45,000 bearing interest at 6% per annum and currently due. The principal and accrued interest is convertible in whole or in part, at the option of the holder, into common shares of the Company at a price of CDN$0.17 per share. These debentures are secured by a general security agreement over the assets of the Company.	35,813	-

	$ 83,963	$ 157,270

During the period ended May 31, 2005, a convertible debenture totalling $136,825 (CDN$171,500), owing to a director, convertible into shares of the Company at a price of CDN$0.25 per share, was repriced to allow conversion at US$0.13 per share and was converted into 1,052,500 common shares of the Company. A beneficial conversion option interest amount of $42,100 was recognized due to the repricing of this debenture.

Note 5	Note Payable

The Company issued a note payable for $19,040 (CDN$25,000), which was unsecured and due August 31, 2004. The note paid interest of 5,000 shares of the Company at August 31, 2004, which was valued at $1,500 and charged to interest expense.

On September 1, 2004, this note payable was exchanged for a convertible debenture with face value of CDN$25,000 having the terms and characteristics disclosed in Note 4a). A beneficial conversion option interest expense of $18,529 was recognized by the Company on the exchange.

Note 6	Capital Stock – Notes 4, 5 and 9

Commitments:

Share Purchase Warrants

At May 31, 2005, a total of 3,501,970 share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Number	Exercise Price	Expiry Date

3,358,614	$0.40	December 31, 2005 (*)
143,356	$0.30	June 22, 2009

3,501,970

*The Company has the right to call these warrants to be exercised at any time after the bid price and the ask price (at the close) for the Company’s shares is equal to or greater than $0.60 for a period of seven consecutive days on the OTCBB.

Stock-based Compensation Plan

The Company has granted directors and a former director 250,000 common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. A stock-based compensation charge of $18,700, associated with the granting of these options has been recognized in the financial statements and was included as consulting fees for the period ended May 31, 2004. As at May 31, 2005 all 250,000 options remain outstanding and expire on October 7, 2008.

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

Note 7	Related Party Transactions – Notes 4 and 9

The Company was charged the following expenses by directors and a former director of the Company and by a company with a common director:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

Management fees	$ 37,679	$ 15,522	$ 133,295	$ 72,891
Interest	552	-	6,382	-

	$ 38,231	$ 15,522	$ 139,677	$ 72,891

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

At May 31, 2005, accounts payable and accrued liabilities include $201,744 (August 31, 2004:  $143,055) due to directors and a former director of the Company.

At May 31, 2005, a director holds convertible debentures of $36,212 (CDN$45,500) (August 31, 2004:  $130,614 (CDN$171,500)).

Note 8	Supplemental Disclosures With Respect to Cash Flows

Other Supplemental Disclosures	2005	2004

Cash paid during the period for interest	$ -	$ -

Cash paid during the period for income taxes	$ -	$ -

PART INOTE 9                       NON-CASH TRANSACTIONS – NOTES 4 AND 5

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. The following transactions were excluded from the statement of cash flows for the nine months ended May 31, 2005:

In September, 2004, the note payable disclosed in Note 5 was exchanged for a convertible debenture disclosed in Note 4.

In January, 2005, the Company settled debts of $183,529 by the issuance of 1,109,220 common shares at various prices ranging between $0.13 and $0.22 per share.

In March, 2005, the Company issued 1,052,500 common shares to a director at $0.13 per share pursuant to the conversion of convertible debentures totalling $136,825.

Note 9	Non-cash Transactions – Notes 4 and 5 – (cont’d)

On May, 2005, the Company settled debts of $9,166 by the issuance of 61,107 common shares at $0.15 per share.

Note 10	Differences Between Canadian and United States Accounting Principles

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

	May 31,	August 31,
	2005	2004

US GAAP as reported:
Accumulated other comprehensive loss	$(78,861)	$(48,164)

Canadian GAAP:
Accumulated translation adjustment	$(78,861)	$(48,164)

Note 10	Differences Between Canadian and United States Accounting Principles – (cont’d)

ii)	Statement of Operations:

	Nine months ended
	May 31,	May 31,
	2005	2004

Comprehensive loss for the period as reported under US GAAP	$(635,877)	$(854,173)
Foreign currency translation adjustment	30,697	(169)

Net loss for the period under Canadian GAAP	$(605,180)	$(854,342)

Basic and diluted loss per share under US GAAP	$(0.06)	$(0.13)

Basic and diluted loss per share under Canadian GAAP	$(0.06)	$(0.13)

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

On October 7, 2003, we acquired approximately 99.99626%, of the issued and outstanding common shares of Digital Youth Network Inc., a federally incorporated Canadian corporation with its principal place of business located at Suite 302, 1040 Hamilton Street, Vancouver, British Columbia, Canada V6B 2R9. Digital Youth Network Inc. is now a subsidiary of our company.

Our Business

We are an interactive marketing company with a focus on the integration of wireless and Internet technologies and print media to provide short messaging service (also known as “SMS”) text messaging, promotional services, advertising and market research to our clients. Our technology allows wireless subscribers to interact with television, radio and print media to participate in contests and wireless promotions and to request additional information about products or promotions. We generate revenue both from advertisers and consumers.

We work with Universal Music to promote new artists and their album releases to our subscriber community, and we continue to explore ways to provide our subscribers with access to legally downloadable music through our website while simultaneously providing Universal Music with a new channel for distribution of its products. In return, Universal Music provides us with merchandise for distribution to our members both as incentives for their participation in our market research and as incentives to young people signing up for new memberships in our Digital Youth community. Universal Music, a division of Universal Studios Canada Ltd., produces, manufactures, markets, sells and distributes recorded music and represents artists from Canada and around the world. Our company continues to explore how best to integrate legally downloadable music with our other current products.

We work with Digital Advertising Network Inc., an unrelated Canadian company, integrating our SMS messaging capability with Digital Advertising Network Inc.’s large video screens in shopping malls across Canada pursuant to a written agreement. Our agreement with Digital Advertising Network Inc. provides that we will share revenues derived from these interactive campaigns.

We continue to work with Pacific Newspaper Group Inc. in the creation and publication of a full page “Mobile On Demand” page in the Province newspaper, which is a newspaper of general circulation in the greater Vancouver metropolitan area. We are responsible for all design and content of the Mobile On Demand page, which is published weekly in the Province newspaper.

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

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended May 31, 2005 and May 31, 2004 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on January 13, 2005, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

Our consolidated audited financial statements and the pre-acquisition financial statements of our subsidiary (the predecessor) are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Three month periods ended May 31, 2005 and May 31, 2004

We have reported a net loss for the three months ended May 31, 2005 of $215,991 ($204,969 after adjustment for foreign currency translation) or $0.02 per share based on a weighted average number of common shares outstanding of 11,714,029, compared to a net loss of $193,276 ($193,107 after adjustment for foreign currency translation) or $0.03 per share for the three months ended May 31, 2004, based on a weighted average number of common shares outstanding of 6,507,420.

During the three months ended May 31, 2005, we had revenue of $30,765, compared to revenue of $29,875 for the three months ended May 31, 2004.

We generate our revenues through the sale of market research and advertising and, to a lesser extent, from subscriber referrals to our strategic partner Microcell, Inc. (which we discontinued at December 31, 2004 upon the expiration of our agreement with Microcell, Inc.). Our advertising services include wireless text messaging, electronic mail, direct mail and internet advertising. The revenues that we derive from the sale of these services vary depending on the nature and scope of the advertising campaign.

Our general and administrative expenses for the three months ended May 31, 2005 were $247,314 compared to $131,437 for the three months ended May 31, 2004. Overall, this increase is comprised of in increases in advertising and promotion costs, audit and accounting fees, wages and benefits, interest on convertible debentures and a one-time expense for the re-pricing and conversion of a convertible debenture held by one of our directors. These items are broken down as follows:

The cost of advertising and promotion for the three months ended May 31, 2005 was $19,389, compared to $6,103 for the three months ended May 31, 2004. This increase was due almost entirely to the evolution of our business as an advertising and promotion company.

Wages and benefits increased substantially, from $28,180 for the three months ended May 31, 2004 to $67,641 for the three months ended May 31, 2005, while consulting fees increased from $31,134 in the three months ended May 31, 2004 to $$66,120 during the three months ended May 31, 2005. In contrast, management fees for the three months ended May 31, 2005 decreased to $4,856, from $15,522 for the three months ended May 31, 2004. Overall, this increase is due to the addition of two consultants retained to assist us in establishing financial controls and procedures and in improving our investor relations program, increases in the amount of monthly compensation that we paid to some of our employees and the consulting fees that we paid to a third party that we retained to help us design the Mobile on Demand page for inclusion in the Province newspaper owned by the Pacific Newspaper Group Inc.

Accounting and audit fees increased to $10,680 for the three months ended May 31, 2005, compared to $3,633 for the three months ended May 31, 2004. This increase is due primarily to deficiencies in our internal accounting procedures and the cost of correcting them.

Office and rent expense decreased from $19,605 during the three months ended May 31, 2004 to $$6,610 for the three months ended May 31, 2005. This decrease is due primarily to our decision to abandon our retail operations in favour of one central office location and the evolution of our business towards advertising and promotion.

Liquidity and Capital Resources

As at May 31, 2005

As at May 31, 2005, we had a cash position of $1,214 and a net working capital deficiency of $731,521.

We do not have sufficient cash resources to fund our normal operating expenses, which total approximately Cdn $40,000 per month, for the balance of the fiscal year.

Plan of Operation - Cash Requirements

Over the twelve month period ending May 31, 2006, we anticipate that we will require additional operating capital of approximately $400,000. We plan to raise approximately $150,000 of this operating capital from operations and we plan to raise the balance of approximately $250,000 through private placements of our equity securities and/or debt financing. We plan to use this money to attract and sign-up additional member-subscribers, and to pursue and grow our relationships with Digital Advertising Network Inc., Universal Music, Pacific Newspaper Group and other industry partners and sponsors, and to implement our plan to sell downloadable music through the Digital Youth Network, including the implementation of a working plan whereby our subscribers can easily pay for the music that they download.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending May 31, 2006.

Purchase of Significant Equipment

We do not anticipate that we will need to purchase any significant equipment during the next 12 months.

Employees

Prior to the date of our acquisition of our subsidiary company, Digital Youth Network Inc., on October 7, 2003, we had no employees. As at May 31, 2005, we still had no employees but our subsidiary company Digital Youth

Network Inc. employed 4 people on a full time basis and a varying number of consultants and casual labour on an as-needed basis. These employees and consultants perform all of the necessary management and accounting functions for our company, in addition to customer service, website design and development, advertising and sales. As at May 31, 2005, we were spending an aggregate of approximately Cdn $40,000 per month on consulting fees, wages, benefits, withholdings for all of our employees, rent and general overhead. We do not anticipate an increase in the number of our employees or consultants, other than fluctuations in the normal course of scheduled promotional events for our subscribers, over the next 12 months.

Offices

We currently share office space with our subsidiary. Our principal place of business is located at Suite 302, 1040 Hamilton Street, Vancouver, British Columbia, Canada V6B 2R9, where we rent approximately 2,300 square feet of office space, together with parking, for a monthly rent of Cdn $4,600.

Factors That May Affect Our Future Results

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The trading price of the shares of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

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

We have an accumulated deficit of $2,478,648 as at May 31, 2005. We had revenue for the three month period ended May 31, 2005 of $30,765 and expenses for the same period of $247,314. At May 31, 2005, we had cash in the bank of $1,214. Our monthly operating expenses are approximately Cdn $40,000. We do not currently have the money necessary to continue our operations and our ability to generate any further revenues is uncertain. If we do not begin to generate significant revenues that enable us to operate profitably, our business will fail.

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

Some of our present officers and directors, who are also officers of our subsidiary, Digital Youth Network, are key to our continuing operations and we rely upon the continued service and performance of these officers and directors and their knowledge and ability to maintain our current level of business and to expand our business, which is key to our future success. Although these officers or directors are parties to written employment agreements with our company, any of them could leave with little or no prior notice. We cannot be assured that we can persuade these people to continue their employment with our company, or that we can do so on terms that are satisfactory to our company. The failure to retain these key persons could harm our business.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being May 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer, principal financial officer and principal operating officer. Based upon that evaluation, our management and our board of directors have concluded that our company’s disclosure controls and procedures, especially with regard to our internal controls over financial reporting, are adequate. We believe that we have cured a weakness that we identified in our quarterly report for the quarter ended November 30, 2004 that was due to a lack of qualified accounting personnel.

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

We have received correspondence putting our company on notice of a claim by Bay Management Ltd. that it believes that it is entitled to receive a finders’ fee from our subsidiary company, Digital Youth Network Inc., as compensation for finders’ services allegedly rendered to Digital Youth Network Inc. prior to the date of our acquisition of its shares on October 7, 2003. We do not believe that this claim has any merit and if it is pursued we intend to contest it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to debt settlement and subscription agreements dated January 6, 2005, we issued an aggregate of 2,061,720 shares of common stock to eleven non-US persons who were also accredited investors. These shares of common stock were issued in offshore transactions to non-US Persons relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to subscription agreements dated March 18, 2005, we issued 333,334 units to two non-US persons who were also accredited investors. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until April 30, 2007. These units were issued in offshore transactions to non-US Persons and we relied on the exemption from registration provided in Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Exhibit Title

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation, effective November 22, 1996(1)
3.2	Certificate of Incorporation, effective November 22, 1996(1)
3.3	By-Laws, effective November 30, 1996(1)
3.4	Articles of Amendment, dated February 22, 1997(1)
3.5	Certificate of Amendment of Articles of Incorporation, effective February 27, 1997(1)
3.6	Certificate of Amendment and Registration of Restated Articles, effective January 31, 2000(1)
3.7	Certificate of Change of Name (British Columbia), dated January 16, 2001(1)
3.8	Certificate of Amendment, effective July 20, 2004(6)
(10)	Material Contracts

10.1          Share Purchase Agreement dated as of July 21, 2003, with all of the shareholders of Digital Youth Network, Inc.(2)

10.2	Convertible Debenture dated April 28, 2003, with Digital Youth Network, Inc.(2)

10.3          Amendment to Share Purchase Agreement dated October 1, 2003, with all of the shareholders of Digital Youth Network Inc.(3)

10.4	Employment Agreement dated October 1, 2003 between Digital Youth Network Inc. and Daniel Reitzik(3)
10.5	Employment Agreement dated October 1, 2003 between Digital Youth Network Inc. and Robert Skoko(3)
10.6	Employment Agreement dated October 7, 2003 between Digital Youth Network Inc. and Jason Jaspar(3)
10.7	Form of Subscription Agreement entered into with the following subscribers(5)

Andrew Macdonald
Salus Systems Ltd.
Eddi Sponza
Monty Reitzik
Scipio Consulting Ltd.
684634 B.C. Ltd.
684628 B.C. Ltd.
684631 B.C. Ltd.
Ghouse Productions (2004) Inc.
Vern Powers
Darryl Flash
Wendy Fuller
10.8	Form of Subscription Agreement entered into with the following subscribers(6)
Synergy Sales & Service Inc.
Medium M Industries Ltd.
Robert Allaire
Steve Skoko Inc.
Robert Balbirnie
10.9	Debt Settlement Agreement and Subscription Agreement dated June 22, 2004 with 310047 B.C. Ltd.(6)
10.10	Assignment of Debt dated June 22, 2004 with Clark, Wilson(6)
10.11	Finder’s Fee Agreement dated August 1, 2003 with Austin Rand(6)
10.12	Connectivity Agreement dated June 17, 2004 with Impact Mobile Inc.(6)
10.13	Letter of Agreement dated August 30, 2004 with Microcell Solutions Inc.(6)

10.14        Debt Settlement Agreement and Subscription Agreement dated July 20, 2004 with Wireless With You Corp.(7)

10.15	Form of Subscription Agreement entered into with the following subscribers(7)
Troy Peart
Wendy Fuller
Vice D’Arpino
Antonio Zanetti
Aldo Trinetti
Dario Sponza
Bruce Durnie
Landrock Landscaping & Excavating Ltd.
Landrock Excavating Co. Ltd.
Rosanna Santelli

10.16        Debt Settlement Agreement and Subscription Agreement dated as of January 6, 2005 with Redwood Enterprises Ltd. (8)

10.17	Subscription Agreement dated June 27, 2004 entered into with Robert Beiser.(8)
10.18	Agreement dated December 2, 2004 with Digital Advertising Network Inc.(8)

10.19	Form of Debt Settlement and Subscription Agreement entered into with the following investors(9)
Wendy Fuller
Edward Skoko
Jason Coull
Dennis Sinclair
Jason Jaspar
Dan Reitzik
Mel Baillie
Raymond Mol
Anthony Marcera
Forge Marketing Ltd.
Jeffrey Haas
10.20	Subscription Agreement dated March 18, 2005 with Mark Spevakow.(9)
10.21	Subscription Agreement dated March 18, 2005 with Robert Spevakow.(9)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics(4)
(21)	Subsidiaries of our Company
21.1	Digital Youth Network, Inc.
(31)	Section 302 Certifications
31.1*	Certification by Raymond Mol pursuant to Section 302 under the Sarbanes-Oxley Act of 2002
31.2*	Certification by Daniel Reitzik pursuant to Section 302 under the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certifications
32.1*	Certification by Raymond Mol pursuant to Section 906 under the Sarbanes-Oxley Act of 2002

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

(4)                    Incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on January 12, 2004.

(5)                    Incorporate by reference from our Form 10-QSB filed with the Securities and Exchange Commission on February 20, 2004.

(6)                    Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2004.

(7)                    Incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on January 13, 2005.

(8)                    Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on February 18, 2005.

(9)                    Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on April 22, 2005.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL YOUTH NETWORK CORP.

By: /s/ Raymond Mol

Raymond Mol, President, Chief Executive Officer and Director

July 20, 2005

By: /s/ Daniel Reitzik

Daniel Reitzik, Director

July 20, 2005

By: /s/ William McGinty

William McGinty, Director

July 20, 2005