Form 10KSB
period 2005-08-31
DIGITAL YOUTH NETWORK CORP.
filed 2006-01-13
CIK 1137764

This Form 10-KSB is the subject of a Form 12b-25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2005

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐to☐

Commission file number  000-32715

Digital Youth Network Corp. (Exact name of registrant as specified in its charter)
Alberta, Canada (State or other jurisdiction of incorporation or organization)	98-0343194 (I.R.S. Employer Identification No.)
303-1847 West Broadway Vancouver, B.C. Canada (Address of principal executive offices)	V6J 1Y6 (Zip Code)

Registrant’s telephone number, including area code 604.682.6203

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, without par value (Title of class)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

D/ljm/797777.4

Yes ☒	No ☐

State Issuer’s revenues for its most recent fiscal year: $114,632

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

10,939,620 common shares @ $0.11 (1) = $1,203,358.20

(1) Average of the bid and asked prices on January 11, 2006.

(ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

12,732,890 common shares issued and outstanding as of January 10, 2006

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks enumerated in the section of this annual report on Form 10-KSB entitled “Risk Factors”, that may cause our actual results or the actual results in our industry, or of our levels of activity, performance or achievement, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms “we”, “us”, “our” and “Digital Youth” mean our company, Digital Youth Network Corp. and our majority-owned subsidiary Digital Youth Network Inc. unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.

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

During 2003 and 2004 we were focused on the integration of wireless and Internet technologies and print media to provide Short Messaging Service text messaging and promotional services and advertising to Canadian teenagers between 13 and 18 years of age who joined our community of subscribers. The terms “digital youth” and generation “DY” refer to the generation of young people between 13 and 18 years of age. We provided free membership in our Digital Youth network to generation DY subscribers entitling them to free incoming Short Messaging Service (known as “SMS”) text messaging if sent through our digital youth network server, the opportunity to participate in market research surveys and promotional events, and free prizes to new members when they subscribed. These free prizes were provided to us by our strategic partners, usually in exchange for our services in promoting these strategic partners to our membership.

In our pilot programs, we relied on a network of retail store locations to distribute telephone handsets and prepaid air-time to our generation DY subscribers. Using these cellular telephones, our subscribers could send and receive SMS messages to each other through our server. As we gained experience we realized that although it was important that our subscribers continue to be provided with cellular telephone handsets, it was too costly for our company to sell or distribute them. At the end of calendar year 2003 and the beginning of calendar year 2004 we discontinued the sale of cellular telephone handsets and accessories and we stopped offering them as part of a membership package in our digital youth network. Instead, we referred new members that did not already own a cellular telephone to our strategic partner Microcell, Inc., the Canadian wireless telecommunication service provider that operates the Fido cellular telephone network. Microcell, Inc. provided our referrals with new cellular telephone handsets and service at a discounted price and gave them free access to a 24 hour crisis line. In addition, Microcell, Inc. paid our company a referral fee calculated based on the number of new member-subscribers that we referred. During the month of February, 2005, we discontinued this practice of referring subscribers to Microcell, Inc.

Historically, all of our members were required to use Microcell, Inc.’s Fido cellular telephone network because our Short Message Service Center software could only send SMS text messages to members who were using that network. On June 17, 2004, we entered into an agreement with Impact Mobile Inc. which expanded our ability to send SMS text messages to users of any of the ten cellular telephone service providers in Canada. Then, on August 1, 2004, the Canadian Wireless Telecommunications Association and all of the Canadian wireless carriers approved our use of the common short code “TEXTDY” (the numbers 839839 on a telephone handset) to communicate via SMS text messaging with all Canadian subscribers for wireless telephone service regardless of the wireless network that they use. As a result, we can now offer SMS text messaging capability to any of our members with cellular telephone service regardless of which Canadian cellular telephone service provider s/he uses.

Historically, we charged new members of our Digital Youth Network a one time non-refundable membership fee of $36 ($50 Canadian). We have since ceased charging membership fees to our subscribers and we have ceased actively pursuing new members for our Digital Youth Network, though we continue to maintain the community of our existing subscribers and we continue to sign up new members. This is due in large part to our recent conclusion that advertisers desiring access to our approximately 30,000 member students will no longer constitute a significant source of our revenue.

During the year ended August 31, 2005, we worked with Universal Music to promote new artists and their album releases to our subscriber community, and we continue to explore ways to provide our subscribers with access to legally downloadable music through our website while simultaneously providing Universal Music with a new channel for distribution of its products. Universal Music, a division of Universal Studios Canada Ltd., produces, manufactures, markets, sells and distributes recorded music and represents artists from Canada and around the world. Music industry participants have lost substantial revenues over the past few years as a result of file sharing and what they have alleged is illegally downloaded music. Industry statistics suggest that these losses to the music industry are equal to approximately 20% of sales and that a substantial percentage of the people engaged in this activity are between the ages of 15 and 24. Music industry participants believe that this illegal activity may decrease if more opportunities to purchase music online are made available, and they welcomed the launch of the Puretracks® on-line music store through which consumers can legally download music.

The Puretracks® music store allows customers to legally download music in a Windows Media Player format 24 hours a day, seven days a week. However, members of generation DY will be less likely to use the Puretracks® site because it requires payment by credit card and most 13 to 18 year olds do not have credit cards. Our digital youth network can provide a viable alternative for members of generation DY who wish to download music legally by providing the option of payment by deduction from their members’ airtime accounts. Our company continues to explore how best to integrate legally downloadable music with our other current products.

We continue to work with Universal Music on a continuous basis to promote new artists and their album releases to our member community. In return, Universal Music provides us with merchandise for distribution to our members as incentives for their participation in our interactive marketing efforts.

We have recently reached an agreement with Universal Music whereby we distribute “TrueTones” derived from music written by artists represented by Universal Music. TrueTones are recordings of music that are played as the ring tone on a cellular telephone. In addition to our agreement with Universal Music for Truetones, we have entered into an agreement with the Canadian Wireless Telecommunication Association whereby consumers will be allowed to text message a particular code to our short code to purchase TrueTones directly from the newspaper or other advertisement where the consumer found the code. Consumers are charged $3.50 per TrueTone, for which the carrier bills them monthly. The carriers remit to our company an amount sufficient to pay commissions to our company and Universal Music, and a royalty for the artist. We keep our commission and remit to Universal Music an amount sufficient to pay their commission and the artists’ royalties, and Universal Music pays the artists’ royalties.

We work with Digital Advertising Network Inc., a Canadian company, integrating our SMS messaging capability (see below for a brief description of SMS messaging) with Digital Advertising Network Inc.’s large video screens in shopping malls across Canada pursuant to a written agreement. Our agreement with Digital Advertising Network Inc. provides that we will share revenues derived from these interactive campaigns. Digital Advertising Network Inc. has recently entered into an agreement with another company whereby Digital Advertising Network expects to engage in a similar business in the United States. We are currently discussing the terms of an agreement that would enable us to integrate our SMS messaging capability with these U.S. operations.

Short Messaging Service (“SMS”) messages are short text messages transmitted through a short message service center from and to a mobile phone, fax machine and/or IP (internet protocol) address. SMS messages must be no longer than 160 alpha-numeric characters and cannot contain images or graphics. Common short codes, or “CSC”s, are five or six digit numbers that can receive short messaging service messages, just like normal seven and ten digit telephone numbers. Common short codes attached to print ads and TV spots are a popular way for marketers to enable consumers to request additional information about an advertisement -- ideally, consumers respond to an ad by “texting” a message to a CSC. Television producers also rely on short codes to enable viewers to cast votes in reality shows. In our case, we and our subscribers use our common short code “TEXTDY” to communicate with each other through our server, which serves as a Short Message Service Center (a device that receives an SMS message from the sender device and sends it on to the recipient device).

We have expanded our Pacific Newspaper Group Inc. project, creating and publishing a full page “Mobile On Demand” page in the Province newspaper (a newspaper of general circulation in the greater Vancouver metropolitan area), to include four additional major Canadian newspapers – the Ottawa Citizen, the Montreal Gazette, the Edmonton Journal and the Calgary Herald. We are responsible for all design and content of the weekly Mobile On Demand page published in these newspapers. We continue to look for additional media partners with whom we can expand our Mobile on Demand print operation.

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

Our Business Strategy

During the early stages of our business development, our business strategy focused on the growth of our subscriber membership, as we believed that the bulk of our revenue would be derived from the sale of advertising to, and market research about, our teenaged members. In order to both grow our membership and ensure that new subscribers were members of the target age group, we looked for ways to ensure some personal contact with subscribers when we signed them up. Historically, we approached potential members through schools and through retail presence in shopping malls across Canada. Though successful, this approach proved too expensive as it required that we establish locations in or near each targeted school or school district and incur expenses for rent, staffing, travel and entertainment. During the last few months of calendar year 2003 and the first few months of calendar year 2004, we began to explore other methods that could deliver the same level of exposure to potential subscribers at reduced cost and expense. During the summer of 2004 we staged a cross-Canada concert tour with Social Code, a rock band signed by Universal Music. This Summer Tour was sponsored by, among others, Microcell, Inc. and Sony Ericsson. We staged live performances by Social Code in shopping malls in major cities across Canada, including Vancouver, Calgary, Edmonton, Winnipeg, Toronto and Mississauga, to sign up members for our Digital Youth network and to raise brand awareness for our sponsors. Both we and our sponsors thought that the Summer Tour was a success, and we explored alternative methods to reach our potential subscribers, including sponsorship through schools and student councils of school dances and concerts where teenagers can get together to hear and dance to the music of bands like Social Code while we attracted new subscribers and helped raise brand awareness for our sponsors. Similar to the Summer Tour, we hope to continue to persuade sponsors like Universal Music, Sony Ericsson, Microcell, Inc. and others to help defray the costs in exchange for brand recognition.

During the summer of 2005, we worked with our media partners to develop and execute mobile advertising campaigns for our clients. These mobile advertising campaigns currently form the core of our business strategy.

Our Sales & Marketing Strategy

In our early stages, we sold to advertisers the ability to send advertising messages to our community of youth members. This included text message advertising messages sent directly to members’ handsets, Internet presence at the Digital Youth Network Website located at www.DigitalYouth.ca, direct mail to members’ homes and polling and market research through Internet and wireless channels. Although we still engage in these activities, they are no longer the primary focus of our business and marketing strategy. Our current focus is on our interactive marketing relationships with our media partners in the print and video arena.

As we continue to grow, we continue to approach new potential advertisers and sponsors. Our program has profile created both by our own efforts and the momentum created by our print and video initiatives.

Competition

We are a media and marketing company selling advertising and the results of our market research to clients interested in reaching consumers who are interested in specific categories of products and other targeted groups. Our market research results are derived from questions, surveys, interactive campaigns and similar inquiries in which the public participates. We help educate our clients about their consumers and then we work with them to design and implement specialized sales and marketing techniques and campaigns. We compete with other media and marketing companies, including Mythum, another Canadian marketing company. We believe that our work with Universal Music, Digital Advertising Network and the print media, as well as our other sponsors, makes our company unique in Canada and that this gives us a competitive edge over other companies offering similar products.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the next 12 months.

Purchase of Significant Equipment

We plan to purchase any new computer workstations for our administrative office over the next twelve months at a cost of approximately $10,000.

RISK FACTORS

GENERAL RISKS

We have not generated any significant revenues since May 1999 and our ability to generate revenues and operate at a profit is uncertain.

We have an accumulated deficit of $2,615,461 as at August 31, 2005. We had revenue for the year ended August 31, 2005 of $114,632 and expenses for the same period of $807,590. At August 31, 2005, we had cash in the bank of $212. Our monthly operating expenses are approximately Cdn $65,000. We do not currently have the money necessary to continue our operations and our ability to generate any further revenues is uncertain. If we do not begin to generate significant revenues that enable us to operate profitably, our business will fail.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ending August 31, 2005, our independent auditors included additional comments in their auditors’ report indicating concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

On June 21, 2002, we voluntarily delisted our common shares from the TSX Venture Exchange (formerly the Canadian Venture Exchange). Our common shares were approved for trading on the National Association of Securities Dealers Inc.’s OTC Bulletin Board on January 29, 2002, under the symbol “OVNIF” and on August 24, 2004 our symbol changed to “DYOUF”.

The high and low bid prices for our common shares (obtained from Yahoo! Finance) for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended(1)(2)	High	Low
August 31, 2005	$0.23	$0.11
May 31, 2005	$0.24	$0.15
February 28, 2005	$0.19	$0.16
November 30, 2004	No trades	No trades
August 31, 2004	$0.25	$0.24
May 31, 2004	$0.40	$0.25
February 28, 2004	$0.28	$0.20
November 30, 2003	$0.50	$0.24
August 31, 2003	$0.30	$0.29

(1) The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(2) Our shares were suspended from trading on the TSX Venture Exchange (formerly the Canadian Venture Exchange) on November 29, 1999 because we did not have an operating business at that time. On June 21, 2002 we voluntarily delisted our common shares from the TSX Venture Exchange (formerly the Canadian Venture Exchange). Our common shares were approved for trading on the National Association of Securities Dealers Inc.’s OTC Bulletin Board on January 29, 2002 under the symbol “OVNIF” and on August 24, 2004 our symbol changed to “DYOUF”.

Our common shares are issued in registered form. Computershare is the registrar and transfer agent for our common shares. Their address and telephone numbers are: 4th Floor 510 Burrard Street, Vancouver, BC, Canada V6C 3B9 (Telephone: 604.661.9400; Facsimile: 604.683.3694)

On January 11, 2006, the list of holders of our common shares showed that we had 73 registered shareholders and 12,732,890 shares outstanding.

Dividend Policy

We have not declared or paid other cash dividends during the past two years. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Pursuant to two subscription agreements dated March 18, 2005, we issued 333,334 units to two non-US persons who are also accredited investors. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until April 30, 2007. These units were issued in offshore transactions to non-US Persons and we relied on the exemption from registration provided in Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to a subscription agreement dated June 2, 2005, we issued 68,182 units to one non-US person who is also an accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2005. These units were issued in offshore transactions to a non-US Person and we relied on the exemption from registration provided in Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to a subscription agreement dated November 16, 2005, we issued 1,000,000 units to one non-US person who is also an accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.25 per share for each warrant until December 31, 2007. These units were issued in offshore transactions to a non-US Person and we relied on the exemption from registration provided in Regulation S and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the 2004 Employee Stock Option Plan, on June 30, 2004. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at August 31, 2005.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	200,000(1)	$0.25	1,000,000 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	200,000(1)	$0.25	1,000,000 (2)

(1)             The options referred to were issued pursuant to our 1997 Stock Option Plan, which has since been superseded by our 2004 Stock Option Plan.

(2)	The maximum number of options issuable under our 2004 Stock Option Plan is 1,000,000.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2005.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Review of Operations / Plan of Operation

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” found under “Item 1. Description of Business”.

Operating Results

Year Ended August 31, 2005

We reported a net loss for the 12 month period ended August 31, 2005 of $742,493 which, after adjustment for foreign currency translation resulted in a comprehensive loss of $818,468 or $0.08 per share based on a weighted average number of common shares outstanding of 10,486,125. Our net loss for the 12 month period ended August 31, 2005 was less than our net loss for the 12 month period ended August 31, 2004 due primarily to our reduction of operating expenses by reducing the number of our employees and the amount of our overhead.

Year Ended August 31, 2004

We reported a net loss for the 12 month period ended August 31, 2004 of $1,330,249 which, after adjustment for foreign currency translation resulted in a comprehensive loss of $1,347,630 or $0.19 per share based on a weighted average number of common shares outstanding of 7,027,326.

Liquidity and Capital Resources

As at August 31, 2005

As at August 31, 2005, we had cash of $212, bank indebtedness of $6,787 and a net working capital deficiency of $864,254.

We do not have sufficient cash resources to fund the normal capital and operating expenses of our company and those of our operating subsidiary Digital Youth Network Inc., which currently requires an aggregate of approximately $65,000 per month. In order to continue and expand our operations, we anticipate that we will need additional operating capital of approximately $800,000. We plan to fund some of these needs with revenue, and we plan to raise the balance of our requirements through the sale of our company’s securities.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our annual financial statements for the year ended August 31, 2005, our independent auditors included additional comments in their Auditors’ report indicating concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances surrounding this disclosure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As at August 31, 2004

As at August 31, 2004, we had cash of $1,004, bank indebtedness of $9,401 and a net working capital deficiency of $707,406.

Cash Requirements

Over the twelve month period ending August 31, 2006, we anticipate that we will require additional operating capital of approximately $500,000 to fund our working capital requirements. We plan to raise approximately $250,000 of this operating capital from operations and we plan to raise the balance of approximately $250,000 through private placements of our equity securities and/or debt financing. We plan to use this money to attract and sign-up additional member-subscribers, and to pursue and grow our relationships with Digital Advertising Network Inc., Universal Music and other industry partners and sponsors, and to implement our plan to sell downloadable music through the Digital Youth Network, including the implementation of a working plan whereby our subscribers can easily pay for the music that they download.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the twelve months ending August 31, 2006.

Purchase of Significant Equipment

We plan to purchase any new computer workstations for our administrative office over the next twelve months at a cost of approximately $10,000.

Employees

Prior to the date of our acquisition of our subsidiary company Digital Youth Network Inc. on October 7, 2003, we had no employees. As at August 31, 2005, we still had no employees but our subsidiary company Digital Youth Network Inc. employed five people on a full time basis and a varying number of consultants and casual labour on an as-needed basis. These employees and consultants perform all of the necessary management and accounting functions for our company, in addition to customer service, website design and development, advertising and sales. As at August 31, 2005, we were spending an aggregate of approximately $65,000 per month on consulting fees, wages, benefits, withholdings for all of our employees, rent and general overhead. We do not anticipate an increase in the number of our employees or consultants, other than fluctuations in the normal course of scheduled promotional events for our subscribers, over the next 12 months.

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

The Independent Auditor’s Report of Amisano Hanson for the audited financial statements for the years ended August 31, 2005 and 2004 is included herein immediately preceding the audited financial statements.

Audited Financial Statements by Amisano Hanson:

Report of Independent Registered Public Accounting Firm dated December 14, 2005.

Consolidated Balance Sheets at August 31, 2005 and 2004.

Consolidated Statement of Operations for the years ended August 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended August 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity (Deficiency) for the period October 4, 2001 (Date of Inception) to August 31, 2005.

Notes to the Consolidated Financial Statements.

DIGITAL YOUTH NETWORK CORP.

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Digital Youth Network Corp.

We have audited the accompanying consolidated balance sheet of Digital Youth Network Corp. as of August 31, 2005 and 2004 the related consolidated statements of operations, cash flows and stockholders’ deficiency for the years ended August 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Youth Network Corp. as of August 31, 2005 and 2004 and the results of their operations and their cash flows for the years ended August 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
December 14, 2005	CHARTERED ACCOUNTANTS

Comments by Auditors for Canadian Readers on U.S.- Canada Reporting Conflict

In Canada, reporting standards for auditors do not require the addition of an explanatory paragraph (following the opinion paragraph) or a reservation of opinion when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern and such doubt is accounted for and disclosed in accordance with Canadian generally accepted accounting principles.

Our report to the stockholders dated December 14, 2005 is expressed in accordance with United States reporting standards which requires an explanatory paragraph in the auditors’ report.

Vancouver, Canada	“AMISANO HANSON”
December 14, 2005	CHARTERED ACCOUNTANTS

750 West Pender Street, Suite 604 Telephone: 604-689-0188
Vancouver Canada Facsimile: 604-689-9773
V6C 2T7 E-MAIL: amishan@telus.net

DIGITAL YOUTH NETWORK CORP.

CONSOLIDATED BALANCE SHEETS

August 31, 2005 and 2004

(Stated in US Dollars)

ASSETS
	2005	2004

Current
Cash	$212	$1,004
Accounts receivable	81,044	-
Goods and service tax receivable	-	17,690
Inventory	-	3,494
Prepaid expenses	6,018	5,459

	87,274	27,647

Capital assets – Note 3	24,080	38,743

	$111,354	$66,390

LIABILITIES

Current
Bank indebtedness	$6,787	$9,401
Accounts payable and accrued liabilities – Note 7	856,174	534,342
Convertible debentures – Note 4	88,567	157,270
Note payable – Note 5	-	19,040
Advances payable – Note 9	-	15,000

	951,528	735,053

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 6
Authorized:
Unlimited Common shares without par value
Unlimited Preferred shares without par value
Issued:
12,419,987 (2004: 8,472,254 common shares	1,780,897	1,194,569
Additional capital	119,029	58,400
Accumulated foreign currency translation adjustment	(124,139)	(48,164)
Accumulated deficit	(2,615,961)	(1,873,468)

	(840,174)	(668,663)

	$111,354	$66,390

Nature and Continuance of Operations – Note 1

Commitments – Notes 4, 6, 10 and 11

Subsequent Event – Note 11

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended August 31, 2005, 2004 and 2003

(Stated in US Dollars)

	2005	2004	2003

Revenue	$114,632	$97,988	$114,497

Direct costs
Cellular phones and accessories	3,538	7,657	8,921
Text messaging	45,997	74,442	27,396
Amortization – cellular phones	-	246,783	96,071

	49,535	328,882	132,388

General and administrative expenses
Accounting and audit	44,483	36,590	-
Advertising and promotion	100,609	132,952	28,294
Amortization of equipment	12,380	14,368	2,838
Bank changes and interest	15,866	17,851	3,142
Consulting fees – Notes 6 and 7	120,108	213,066	144,166
Foreign exchange (recovery)	(4,525)	792	-
Interest on convertible debentures and note payable - Notes 4, 5 and 7	66,708	44,932	-
Insurance, licenses and dues	6,969	2,778	4,677
Legal fees	53,323	63,062	6,375
Management fees and salary – Notes 6 and 7	171,317	162,607	101,690
Office, telephone and rent	68,476	147,515	47,973
Transfer agent	7,107	6,339	-
Travel and automobile	40,488	54,564	14,843
Wages and benefits	104,281	170,137	72,296
Website development costs	-	-	9,745

	807,590	1,067,553	436,039

.../cont’d

SEE ACCOMPANYING NOTES

Continued

DIGITAL YOUTH NETWORK CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended August 31, 2005, 2004 and 2003

(Stated in US Dollars)

	2005	2004	2003

Loss before other item	(742,493)	(1,298,447)	(453,930)

Other item
Loss on write-off of equipment	-	(31,802)	-

Net loss for the year	(742,493)	(1,330,249)	(453,930)

Comprehensive loss
Foreign currency translation adjustment	(75,975)	(17,381)	(31,291)

Comprehensive loss for the year	$(818,468)	$(1,347,630)	$(485,221)

Basic and diluted loss per share	$(0.08)	$(0.19)	$(0.05)

Weighted average number of common shares outstanding	10,486,125	7,027,326	9,405,825

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended August 31, 2005, 2004 and 2003

(Stated in US Dollars)

	2005	2004		2003

Operating Activities
Net loss for the year	$(742,493)	$(1,330,249)		$(453,930)
Items not affecting cash:
Amortization	12,380	261,151		98,909
Consulting fees – Note 6	-	18,700		48,325
Loss on write-off of equipment	-	31,802		-
Convertible debenture beneficial conversion feature interest expense – Notes 4 and 5	60,629	39,700		-
Changes in non-cash working capital balances related to operations:			`
Accounts receivable	(78,308)	-		-
Goods and services tax receivable	18,842	6,749		(12,999)
Inventory	3,494	15,253		(17,966)
Prepaid expenses	-	41,599		(45,140)
Accounts payable and accrued liabilities	450,274	254,146		192,890

	(275,182)	(661,149)		(189,911)

Investing Activities
Capital assets acquired	-	(139,702)		(270,414)
Advances to Digital Youth Network Inc. prior to acquisition	-	(84,034)		-
Net cash acquired on the acquisition of Digital Youth Network Inc.	-	3,498		-

	-	(220,238)		(270,414)

Financing Activities
Advances payable	-	15,000		340,622
Bank indebtedness	(2,614)	(18,293)		27,694
Common share issuances (net of share issue costs )	241,808	706,527		118,202
Convertible debentures	36,204	135,219		18,041
Note payable	-	18,778		-

	275,398	842,231		504,559

Effect of foreign currency translation on cash	(1,008)	26,205		(31,291)

Increase (decrease) in cash	(792)	(12,951)		12,943

Cash, beginning of year	1,004	13,955		1,012

Cash, end of year	$212	$1,004		$13,955

Non-cash Transactions – Note 9

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period October 4, 2001 (Date of Inception) to August 31, 2005

(Stated in US Dollars)

				Accumulated
				Foreign
				Currency		Stockholders’
	Common Shares		Additional	Translation	Accumulated	Equity
	Number	Amount	Capital	Adjustment	Deficit	(Deficiency)

Shares issued on incorporation	5,000,000	$ 32	$ -	$ -	$ -	$ 32
Issued for cash:
Private placement – at $0.16 per share	100,000	15,911	-	-	-	15,911
Share purchase agreement	2,170,285	82,205	-	-	-	82,205
Less: finders fee	-	(6,364)	-	-	-	(6,364)
Net loss for the period	-	-	-	-	(89,289)	(89,289)
Foreign currency translation adjustment	-	-	-	508	-	508

Balance, August 31, 2002	7,270,285	91,784	-	508	(89,289)	3,003

Issued for cash:
Share purchase agreement	1,318,863	47,541	-	-	-	47,541
Private placement – at $0.06 per share	407,860	27,281	-	-	-	27,281
Private placement – at $0.03 per share	1,000,000	34,882	-	-	-	34,882
Less: finders fee	-	(1,125)	-	-	-	(1,125)
Shares issued in exchange for services rendered	700,000	48,325	-	-	-	48,325
Net loss for the year	-	-	-	-	(453,930)	(453,930)
Foreign currency translation adjustment	-	-	-	(30,291)	-	(31,291)

Balance, August 31, 2003	10,697,008	248,688	-	(30,783)	(543,219)	(325,314)

.../cont’d

SEE ACCOMPANYING NOTES

Continued

DIGITAL YOUTH NETWORK CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period October 4, 2001 (Date of Inception) to August 31, 2005

(Stated in US Dollars)

				Accumulated
				Foreign Currency		Stockholders’
	Common Shares		Additional	Translation	Accumulated	Equity
	Number	Amount	Capital	Adjustment	Deficit	(Deficiency)

Balance forward, August 31, 2003	10,697,008	$ 248,688	$ -	$ (30,783)	$ (543,219)	$ (325,314)
Stock consolidated pursuant to business acquisition	(5,715,294)	239,353	-	-	-	239,353
Issued for cash:
Private placements – at $0.20 per share	573,474	114,695	-	-	-	114,695
– at $0.22 per share	2,453,735	539,822	-	-	-	539,822
– at $0.25 per share	148,357	37,089	-	-	-	37,089
– at $0.30 per share	63,936	19,181	-	-	-	19,181
Less: finders’ fees – for cash	-	(35,564)	-	-	-	(35,564)
– for shares	66,625	-	-	-	-	-
Shares issued for debt settlement – at $0.1325 per share	143,356	18,988	-	-	-	18,98
– at $0.30 per share	41,057	12,317	-	-	-	12,317
Stock-based compensation expense – Note 6	-	-	18,700	-	-	18,700
Convertible debenture beneficial conversion feature – Note 4	-	-	39,700	-	-	39,700
Net loss for the year	-	-	-	-	(1,330,249)	(1,330,249)
Foreign currency translation adjustment	-	-	-	(17,381)	-	(17,381)

Balance, August 31, 2004	8,47,254	1,194,569	58,400	(48,164)	(1,873,468)	(668,663)
Issued for cash:
Private placements – at $0.12 per share	209,323	25,119	-	-	-	25,119
– at $0.13 per share	401,688	52,219	-	-	-	52,219
– at $0.15 per share	700,001	105,000	-	-	-	105,000
– at $0.16 per share	50,000	8,000	-	-	-	8,000
– at $0.17 per share	167,712	28,511	-	-	-	28,511
– at $0.20 per share	128,000	25,600	-	-	-	25,600
– at $0.22 per share	68,182	15,000	-	-	-	0
Less: finders’ fee – for cash	-	(2,641)	-	-	-	(2,641)
Shares issued for debt settlement – at $0.13 per share	1,658,057	215,548	-	-	-	215,548
– at $0.15 per share	61,107	9,166	-	-	-	9,166
– at $0.20 per share	300,000	60,000	-	-	-	60,000
– at $0.22 per share	203,663	44,806	-	-	-	44,806
Convertible debenture beneficial conversion feature – Notes 4 and 5	-	-	60,629	-	-	60,629
Net loss for the year	-	-	-	-	(742,493)	(742,493)
Foreign currency translation adjustment	-	-	-	(75,975)	-	(75,975)

Balance, August 31, 2005	12,419,987	$1,780,897	$ 119,029	$ (124,139)	$ (2,615,961)	$ (840,174)

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

The Company was incorporated on November 22, 1996, under the Business Corporations Act of the Province of Alberta. In January 2000, the Company changed its name to Ocean Ventures Inc. and in May, 2004, the Company changed it name to Digital Youth Network Corp. At August 31, 2005, substantially all of the Company’s assets and operations are located and conducted in Canada.

The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America (the “OTCBB”). The Company ceased its prior business on November 30, 1999 and began investigating new business ventures on September 1, 1999. This process ended on October 7, 2003, when the Company completed the acquisition of Digital Youth Network Inc. (“DYNI”), a private company which was incorporated in British Columbia, Canada on October 4, 2001 and continued under the Canada Business Corporations Act on November 12, 2002. DYNI’s operations, at present, focus on providing access to cellular phones and selling accessories to the 13 to 18 years of age group so as to be able to communicate with and generate advertising revenue via text messaging to this group.

These financial statements have been prepared on a going concern basis. As at August 31, 2005, the Company has accumulated a deficit of $2,615,961 since inception and has yet to achieve profitable operation. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There remains substantial doubt as to the ability of the Company to continue as a going concern. As at August 31, 2005, the Company has a working capital deficiency of $864,254. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs by issuing equity securities. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern and therefore be required to realize on its assets and discharge its liabilities and commitments at amounts different from those reported in these financial statements.

Note 2	Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America which conform with Canadian generally accepted accounting principles except as disclosed in Note 12. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results could differ from those estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Note 2	Summary of Significant Accounting Policies – (cont’d)

Principles of Consolidation

The financial statements include the accounts of the Company and DYNI.

On October 7, 2003, pursuant to a share purchase agreement, the Company acquired 99.996% of the outstanding shares of DYNI. The acquisition of DYNI has been accounted for using the purchase method of accounting, whereby DYNI has been identified as the acquirer in a reverse acquisition. As a result, the comparative amounts shown are those of DYNI as at August 31, 2003 and the consolidated statement of stockholders’ equity includes DYNI share transactions from the date of inception of DYNI on October 4, 2001.

Inventory

Inventory consists of cellular phone accessories. Inventory is valued at the lower of average cost and market.

Capital Assets and Amortization

Capital assets are recorded at cost. Amortization has been calculated using the following annual rates and methods:

Computer and office equipment	30% declining balance
Cellular phones	12 months straight-line

Revenue

Advertising revenue from text messaging advertising sold is recognized when the advertisement is provided. Revenue of commissions received from cell phone suppliers and service providers is recognized upon notification from the suppliers. Prior to the August 31, 2005 fiscal year, the Company also recognized revenue from membership fees when paid and cell phone accessories and prepaid phone cards when they were sold. Revenue from all sources is recognized only when collection is reasonably assured.

Membership fee payments were one-time payments which were non-refundable and allowed the member access to web services provide by the Company. The Company also provides the members with direct advertising from its customers on promotions and discounted products which forms the basis for the Company’s advertising revenue. As there is no future requirement by the Company to provide their services or direct advertising, and as memberships are not renewable, membership fees were recognized in full at time of payment.

Note 2	Summary of Significant Accounting Policies – (cont’d)

Beneficial Conversion Feature of Convertible Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a “Beneficial Conversion Feature” (“BCF”). Pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments”, the estimated fair value of the BCF is recorded in the financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the terms of the notes.

Income Taxes

The Company follows Statement of Financial Accounting Standard (“FAS”), No. 109, “Accounting for Income Taxes” (“FAS 109”) which requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Foreign Currency Translation

The Company’s operating subsidiary, DYNI, translates amounts from the functional currency, Canadian dollars, into the reporting currency, United States dollars in accordance with FAS No. 52, “Foreign Currency Translation”. At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate which may give rise to a translation adjustment which is recorded as accumulated other comprehensive loss.

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

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with FAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be antidilutive.

Note 2	Summary of Significant Accounting Policies – (cont’d)

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, bank indebtedness, accounts payable and accrued liabilities, convertible debentures, note payable and advances payable approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

The Company has elected to account for stock-based compensation using the prospective application of FAS No. 123, “Accounting for Stock-based Compensation” as revised in December 2004. The effect of adopting the revised FAS No. 123 has had no effect on the financial statements of the Company.

Comprehensive Loss

The Company has adopted FAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income and loss, its components and accumulated balances. The Company is disclosing this information on its Statements of Operations and Stockholders’ Deficiency. Comprehensive loss is comprised of net income (loss) and foreign currency translation adjustments.

Website Costs

The Company recognizes the costs incurred in the development of the Company’s website in accordance with EITF 00-2 “Accounting for website Development Costs” and, with the provisions of AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or obtained for Internal Use”. Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life. Fees incurred for web site hosting are expensed over the period of benefit. Costs of operating a web site are expensed as incurred.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3	Capital Assets

August 31, 2005
Accumulated
	Cost	Amortization	Net

Computer and office equipment	$ 56,836	$ 32,756	$ 24,080

August 31, 2004
Accumulated
	Cost	Amortization	Net

Computer and office equipment	$ 56,836	$ 18,093	$ 38,743

Note 4	Convertible Debentures

	August 31	August 31
	2005	2004

Principal amount of CDN$60,500 (2004: CDN$206,500) bears interest at 6% per annum and due on December 31, 2004. The principal and accrued interest is convertible in whole or in part at the option of the holder, into common shares of the Company at a price of $0.19 per share. These debentures are secured by a general security agreement. The Company has recorded a beneficial conversion feature interest expense of $39,700 during the year ended August 31, 2004.

	$ 50,790	$ 157,270

Principal amount of CDN$45,000 bears interest at 6% per annum and is currently due. The principal and accrued interest is convertible, in whole or in part, at the option of the holder into common shares of the Digital Youth Network Inc. at a price of $0.13 per share. These debentures are secured by a general security agreement over the assets of the Company.	37,777	-

	$ 88,567	$ 157,270

During the year ended August 31, 2005, a convertible debenture totalling $136,825 (CDN$171,500), owing to a director, convertible into shares of the Company at a price of CDN$0.25 per share, was repriced to allow conversion at US$0.13 per share and was converted into 1,052,500 common shares of the Company. A beneficial conversion feature interest amount of $42,100 was recognized due to the repricing of this debenture during the year ended August 31, 2005.

Note 5	Note payable

During the year ended August 31, 2004, the Company issued a note payable for $19,040 (CDN$25,000) which is unsecured and due August 31, 2004. The note paid interest of 5,000 shares of the Company at August 31, 2004, which has been valued at $1,500 and charged to interest expense.

On September 1, 2004, this note payable was exchanged for a convertible debenture with face value of CDN$25,000 having the terms and characteristics disclosed in Note 4. A beneficial conversion feature interest expense of $18,529 was recognized by the Company on the exchange during the year ended August 31, 2005.

Note 6	Capital Stock

Commitments:

a)	Share Purchase Warrants

At August 31, 2005, a total of 3,810,808 share purchase warrants were outstanding.

The following warrants entitle the holder to purchase one common share for each warrant held:

	Exercise
Number	Price	Expiry Date

2,710,128	$0.40	December 31, 2005 (*)
50,000	$0.40	April 15, 2007 (*)
664,668	$0.40	April 30, 2007 (*)
33,333	$0.40	June 30, 2007 (*)
209,323	$0.40	August 31, 2007 (*)
143,356	$0.30	June 22, 2009

3,810,808

*The Company has the right to call these warrants at any time after the bid price and the ask price (at the close) for the Company’s share is equal to or greater than $0.60 per share for a period of seven consecutive days on the OTCBB public exchange.

Note 6	Capital Stock – (cont’d)

Commitments: – (cont’d

b)	Stock-based Compensation Plan

The Company has granted directors and a former director common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding and exercisable at beginning of period	250,000	$0.25	-	-
Granted	-	-	250,000	$0.25
Cancelled	(50,000)	$0.25	-	-

Outstanding and exercisable at end of the period	200,000	$0.25	250,000	$0.25

A non-cash compensation charge of $18,700, associated with the granting of the 250,000 options, has been recognized in the financial statements for the year ended August 31, 2004. These options expire on October 7, 2008.

The fair value for those options was estimated at the date of the grant using the following weighted-average assumptions:

Volatility factor of expected market price of company’s shares	5%
Dividend yield	0%
Weighted-average expected life of stock options	5 years
Risk-free interest rate	3%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including share price volatility for which the Company uses the historical volatility of share prices. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect fair value estimates.

Note 7	Related Party Transactions

The Company was charged the following expenses by directors and a former director of the Company and by a company with a common director:

	2005	2004	2003

Consulting fee	$-	$-	$29,704
Interest on convertible debentures	6,160	-	-
Management fees and salary	151,070	162,607	101,690

	$157,230	$162,607	$131,394

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

At August 31, 2005, accounts payable and accrued liabilities include $246,595 (August 31, 2004:  $143,055) due to directors and a former director of the Company.

At August 31, 2005, a director holds convertible debentures (Note 4) of $38,197 (CDN $45,500) (August 31, 2004: $130,614 (CDN $171,500)).

Note 8	Income Taxes

At August 31, 2005, the Company has accumulated non-capital losses totalling $2,879,000 which may be applied against future years taxable income. These losses expire as follows:

2006	$142,000
2009	223,000
2010	602,000
2011	1,180,000
2012	732,000

$2,879,000

At August 31, 2005, the Company has capital losses of $161,000 which may be applied against future years’ capital gains and taxable income at a 50% inclusion rate. These capital losses carry forward indefinitely.

Note 8	Income Taxes – (cont’d)

Significant components of the Company’s future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2005	2004

Future income tax assets
Capital losses	$28,000	$25,700
Non-capital losses	1,008,000	828,000
Temporary differences	133,000	-

	1,169,000	853,700
Less: valuation allowance	(1,169,000)	(853,700)

	$-	$-

The Company has recorded a valuation allowance against its future income tax assets based on the extent to which it is more-likely-than-not that sufficient taxable income will be realized during the carry-forward periods to utilize all the future tax assets.

Note 9	Non-cash Transactions – Notes 4 and 5

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. The following transactions were excluded from the statement of cash flows for the year ended August 31, 2005:

a)            The note payable disclosed in Note 5 was exchanged for a convertible debenture disclosed in Note 4.

b)            The Company settled debts of $192,695 by the issuance of 1,170,327 common shares at various prices ranging between $0.13 and $0.22 per share.

c)            The Company issued 1,052,500 common shares to a director at $0.13 per share pursuant to the conversion of convertible debentures totalling $136,825.

d)            The $15,000 advance payable as at August 31, 2004 was applied as subscription proceeds pursuant to a share subscription agreement for 68,182 shares at $0.22 per share.

Note 10	Commitments

During the year ended August 31, 2004, the Company entered into a motor vehicle lease agreement. The agreement has a five-year term and expires on May 12, 2009. The lease has been treated as an operating lease for accounting purposes. Minimum future lease payments required under the lease are as follows:

Future
Minimum
Fiscal	Lease
Year	Payments

2006	$13,100
2007	13,100
2008	13,100
2009	9,080

$48,380

Note 11	Subsequent Event

Subsequent to August 31, 2005 the Company received subscriptions to issue 1,000,000 units at $0.10 per unit for proceeds of $100,000. Each unit consists of one common share and one warrant entitling the holder to purchase one additional common share at $0.25 until December 31, 2007.

Note 12	Differences Between Canadian and United States Accounting Principles

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

The Company’s accounting principles generally accepted in the United States differ from accounting principles generally accepted in Canada as follows:

Comprehensive Income

Under US GAAP, the statement of operations is separated into net loss and other comprehensive loss, when applicable.

Under Canadian GAAP, comprehensive loss is not separately disclosed as such.

Note 12	Differences Between Canadian and United States Accounting Principles – (cont’d)

Comprehensive Income – (cont’d)

The effect of this difference is as follows:

Statement of Operations

	Years ended August 31,
	2005	2004	2003

Comprehensive loss for the year as reported under US GAAP	$ (818,468)	$(1,347,630)	$ (485,221)
Foreign currency translation adjustment	75,975	17,381	31,291

Net loss for the year under Canadian GAAP	$ (742,493)	$(1,330,249)	$ (453,930)

Basic and diluted loss per share under US GAAP	$ (0.08)	$ (0.19)	$ (0.05)

Basic and diluted loss per share under Canadian GAAP	$ (0.08)	$ (0.19)	$ (0.05)

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being August 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer, principal financial officer and principal operating officer. Based upon that evaluation, our management and our board of directors have concluded that our company’s disclosure controls and procedures, especially with regard to our internal controls over financial reporting, are adequate. We believe that we have cured a weakness that we identified in our quarterly report for the quarter ended November 30, 2004 that was due to a lack of qualified accounting personnel.

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

Name	Age	Position with the Company	Date Position First Held
Raymond Mol	58	President, Chief Executive Officer, Chairman of the Board and Director	October 31, 2000 (President/CEO/Chairman) September 21, 1999 (Director)
Daniel Reitzik	32	Director and Chief Operating Officer	October 7, 2003
William McGinty	58	Director	June 30, 2004
Jason Jaspar	33	Secretary	October 7, 2003

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Raymond Mol

Mr. Mol became a Director on September 21, 1999 and our President, Chief Executive Officer and Chairman of the Board on October 31, 2000.

Mr. Mol has over 30 years’ experience in the teleconstruction industry. Mr. Mol was a promoter for CallDirect Capital Corp. between January and October, 1996, and was the Chief Financial Officer and founding partner of Lifestart Multimedia from April 1993 to October 1995. Mr. Mol was a director of Healthtrac, Inc., a public company whose common shares are registered under the Securities Exchange Act of 1934, until October, 2002. Mr. Mol previously acted as the Chief Operating Officer of Healthtrac, Inc., a position he held until June 20, 1997.

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

Jason Jaspar

Mr. Jaspar became our Secretary on October 7, 2003.

Mr. Jaspar co-founded “Isitaboyorgirl.com Enterprises Inc.” in 2000 an online baby photography services for new parents. In 2002 Mr. Jaspar sold this company to a public company. Mr. Jaspar was involved with A&B Sound in many different capacities from 1991 to 2000 including playing a key role in introducing improved management practices to human resources, training and education, sales manager and retail sales. Mr. Jaspar is a graduate of Trend College (a small business college) with a degree in Sales and Marketing and Business Management Graduate of the Dale Carnegie Management Program.

Management of Digital Youth Network, Inc.

Daniel Reitzik is the President of our majority-owned subsidiary Digital Youth Network Inc. Jason Jaspar is the General Manager.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Since our company is a “foreign private issuer”, our insiders are exempt from the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934. Among other things, Section 16(a) of the Securities Exchange Act of 1934 requires certain “reporting persons” of any issuer with any class of equity securities registered under Section 12 of the Securities Exchange Act of 1934 to file with the United States Securities and Exchange Commission reports of ownership and changes in ownership of securities of the registered class. Reporting persons consist of directors, executive officers and beneficial owners of more than 10% of the securities of the registered class.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Code of Ethics

Effective December 11, 2003, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer and our principal financial and accounting officer) and our company’s secretary, as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 with our Annual Report on Form 10-KSB filed on January 12, 2004. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Digital Youth Network Corp., 303-1847 West Broadway, Vancouver, British Columbia, V6J 1Y6.

Item 10. Executive Compensation.

Summary of Compensation of Executive Officers

The following table summarizes the compensation of our executive officers during the three years ended August 31, 2005. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Underlying Options/ SARs Granted(2)	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation(3)
Raymond Mol, Director, CEO, Chairman and President	2005 2004 2003	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 50,000(4) Nil	Nil Nil Nil	Nil Nil Nil	$19,468(5) $19,500(6) $16,200(7)
Gregory Burnett(8) (former Secretary)	2005 2004 2003	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A 50,000(9) Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A $3,400(10)
Jerry McKenzie(11) (former Secretary)	2005 2004 2003	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A 50,000(12) Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil
Daniel Reitzik Director and Chief Operating Officer	2005 2004 2003	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	$70,862(13) 52,646(13) N/A
Jason Jaspar Secretary	2005 2004 2003	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	$60,740(14) $45,763(14) N/A

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

(4)                   Mr. Mol was granted stock options to purchase 50,000 shares of common stock of our company at an exercise price of $0.25 per share until October 7, 2008.

(5)                   We pay Carmol Business Management Ltd., a company owned by Raymond Mol, Cdn $2,000 per month for consulting services which include corporate maintenance and business consulting services. During the year ended August 31, 2005 we paid Carmol Business Management Ltd. Cdn $19,468.

(6)             We pay Carmol Business Management Ltd., a company owned by Raymond Mol, Cdn $2,000 per month for consulting services which include corporate maintenance and business consulting services. During the year ended August 31, 2004 we paid Carmol Business Management Ltd. Cdn $22,000 and Raymond Mol Cdn $4,000.

(7)                   We pay Carmol Business Management Ltd., a company owned by Raymond Mol, Cdn $2,000 per month for consulting services which include general corporate maintenance and business consulting services.

(8)	Gregory Burnett resigned as our Secretary on February 18, 2003.

(9)                   Mr. Burnette was granted stock options to purchase 50,000 shares of common stock of our company at an exercise price of $0.25 per share until October 7, 2008.

(10)                 During the year ended August 31, 2003 we paid Gregory Burnett CDN$1,000 per month for consulting services which include general corporate maintenance and business consulting services.

(11)	Jerry McKenzie was our Secretary from February 27, 2003 to October 7, 2003.

(12)                 Mr. McKenzie was granted stock options to purchase 50,000 shares of common stock of our company at an exercise price of $0.25 per share until October 7, 2008.

(13)	We pay Cdn $7,000 per month to Daniel Reitzik pursuant to a written employment agreement.
(14)	We pay Cdn $6,000 per month to Jason Jaspar pursuant to a written employment agreement.

Employment/Consulting Agreements

Pursuant to the Share Exchange Agreement with the shareholders of Digital Youth Network Inc. we have entered into written employment agreements with each of Daniel Reitzik, our Chief Operating Officer and director, Jason Jaspar, our Secretary, and Robert Skoko, an ex-director of our subsidiary, Digital Youth Network. Pursuant to these employment agreements Mr. Reitzik is currently entitled to monthly compensation of $5,331 (Cdn $7,000), Mr. Jaspar is currently entitled to monthly compensation of $4,569 (Cdn $6,000) and Mr. Skoko was, until his resignation in December 2004, entitled to monthly compensation of $4,569 (Cdn $6,000). We have also entered into employment contracts with certain of our employees pursuant to which we pay monthly compensation in various amounts to each employee.

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

Stock Options/SAR Grants

During the year ended August 31, 2005 we did not grant any stock options to officers and directors of our company.

No options were exercised by our officers, directors or employees during the year ended August 31, 2005 or subsequent thereto.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director’s fees or other cash compensation for services rendered as a director in the year ended August 31, 2005.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Raymond Mol 9035 - 162A Street Surrey, BC V4N 3L6	619,231 common shares(2)	4.84%
Daniel Reitzik Suite 003, 633 West 8th Avenue Vancouver, BC V5Z 1C3	750,000 common shares	5.89%
William McGinty 2114 Nanton Avenue Vancouver, B.C. Canada V6L 3C7	45,000 common shares	*
Jason Jaspar 230 East 37th Avenue Vancouver, BC V5W 1E6	250,000 common shares	1.96%
Directors and Executive Officers as a Group (4 people)	1,843,270 common shares	14.42%

*Less than 1%

(1)             Based on 12,732,890 shares of common stock issued and outstanding as of January 10, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

None.

Securities Authorized for Issuance Under Equity Compensation Plans

We adopted our current stock option plan, entitled the 2004 Employee Stock Option Plan on June 30, 2004. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at August 31, 2005.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	200,000(1)	$0.25	1,000,000 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	200,000(1)	$0.25	1,000,000 (2)

(1)           These options were all issued pursuant to our 1997 Stock Option Plan, which has since been superseded by our 2004 Stock Option Plan.

(2)	The maximum number of options issuable under our stock option plan is 1,000,000.

Item 12. Certain Relationships and Related Transactions.

Over the year ended August 31, 2005, our company incurred consulting services, management remuneration and employment expenses paid to related parties in the amount of $151,070. This amount is comprised of the following:

•	$19,468 was accrued and is payable to Carmol Business Management Ltd., a company wholly owned by Raymond Mol, our President and a director of our company;
•	$60,740 was accrued to Jason Jaspar, our Secretary, pursuant to an employment agreement; and
•	$70,862 was accrued to Daniel Reitzik, our Chief Operating Officer and a director of our company, pursuant to an employment agreement.

Item 13. Exhibits.

Exhibit Number and Exhibit Title

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation, effective November 22, 1996(1)
3.2	Certificate of Incorporation, effective November 22, 1996(1)
3.3	By-Laws, effective November 30, 1996(1)
3.4	Articles of Amendment, dated February 22, 1997(1)
3.5	Certificate of Amendment of Articles of Incorporation, effective February 27, 1997(1)
3.6	Certificate of Amendment and Registration of Restated Articles, effective January 31, 2000(1)
3.7	Certificate of Change of Name (British Columbia), dated January 16, 2001(1)
3.8	Certificate of Amendment, effective July 20, 2004(6)

(10)	Material Contracts
10.1	Convertible Debenture with Sourcexport, Inc., dated December 5, 2000(1)
10.2	Convertible Debenture Subscription Agreement with Sourcexport, Inc., dated December 1, 2000(1)
10.3	Escrow Agreement with Sourcexport, Inc. and Clark, Wilson, dated December 1, 2000(1)

10.4         Share Purchase Agreement dated as of July 21, 2003, with all of the shareholders of Digital Youth Network, Inc. (2)

10.5	Convertible Debenture dated April 28, 2003, with Digital Youth Network, Inc.(2)
10.6	Amendment to Share Purchase Agreement dated October 1, 2003, with all of the shareholders of Digital Youth Network Inc(3)
10.7	Employment Agreement dated October 1, 2003 between Digital Youth Network Inc. and Daniel Reitzik(3)
10.8	Employment Agreement dated October 1, 2003 between Digital Youth Network Inc. and Robert Skoko(3)
10.9	Employment Agreement dated October 7, 2003 between Digital Youth Network Inc. and Jason Jaspar(3)
10.10	Form of Subscription Agreement entered into with the following subscribers(5)
Andrew Macdonald
Salus Systems Ltd.
Eddi Sponza
Monty Reitzik
Scipio Consulting Ltd.
684634 B.C. Ltd.
684628 B.C. Ltd.
684631 B.C. Ltd.
Ghouse Productions (2004) Inc.
Vern Powers
Darryl Flash
Wendy Fuller
10.11	Form of Subscription Agreement entered into with the following subscribers(6)
Synergy Sales & Service Inc.
Medium M Industries Ltd.
Robert Allaire
Steve Skoko Inc.
Robert Balbirnie
10.12	Debt Settlement Agreement and Subscription Agreement dated June 22, 2004 with 310047 B.C. Ltd. (6)
10.13	Assignment of Debt dated June 22, 2004 with Clark, Wilson(6)
10.14	Finder’s Fee Agreement dated August 1, 2003 with Austin Rand(6)
10.15	Connectivity Agreement dated June 17, 2004 with Impact Mobile Inc.(6)
10.16	Letter of Agreement dated August 30, 2004 with Microcell Solutions Inc.(6)

10.17       Debt Settlement Agreement and Subscription Agreement dated July 20, 2004 with Wireless With You Corp.(7)

10.18	Form of Subscription Agreement entered into with the following subscribers.(7)
Troy Peart
Wendy Fuller
Vice D’Arpino
Antonio Zanetti
Aldo Trinetti

10.19       Debt Settlement Agreement and Subscription Agreement dated as of January 6, 2005 with Redwood Enterprises Ltd. (8)

10.20	Subscription Agreement dated June 27, 2004 entered into with Robert Beiser.(8)
10.21	Agreement dated December 2, 2004 with Digital Advertising Network Inc.(8)
10.22	Form of Debt Settlement and Subscription Agreement entered into with the following investors:(9)
Wendy Fuller
Edward Skoko
Jason Coull
Dennis Sinclair
Jason Jaspar
Dan Reitzik
Mel Baillie
Raymond Mol
Anthony Marcera
Forge Marketing Ltd.
Jeffrey Haas

10.23	Subscription Agreement dated March 18, 2005 with Mark Spevakow.(9)
10.24	Subscription Agreement dated March 18, 2005 with Robert Spevakow.(9)
10.25*	Proposed Revenue Sharing Agreement dated June 1, 2005 with Digital Advertising Network Inc.
10.26*	Agreement dated October 19, 2005 with Canadian Wireless Telecommunications Association.
10.27*	Agreement with The Edmonton Journal Newspaper.
10.28*	Agreement with The Montreal Gazzette Newspaper.
10.29*	Agreement dated with The Ottawa Citizen Newspaper.
10.30*	Agreement dated with The Calgary Herald Newspaper.
10.31*	Subscription Agreement dated November 16, 2005 with Marc Renaud.
10.32*	Subscription Agreement dated June 2, 2005 with Mark Nussbaum.
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics(4)

(21)	Subsidiaries of our Company
21.1	Digital Youth Network, Inc.
(31)	Section 302 Certifications
31.1*	Certification by Raymond Mol pursuant to Section 302 under the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certifications
32.1*	Certification by Raymond Mol pursuant to Section 906 under the Sarbanes-Oxley Act of 2002

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

(4)                   Incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on January 12, 2004.

(5)                   Incorporate by reference from our Form 10-QSB filed with the Securities and Exchange Commission on February 20, 2004.

(6)                   Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2004.

(7)             Incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on January 13, 2005.

(8)                   Incorporate by reference from our Form 10-QSB filed with the Securities and Exchange Commission on February 18, 2005.

(9)                   Incorporate by reference from our Form 10-QSB filed with the Securities and Exchange Commission on April 22, 2005.

* Filed herewith

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by Amisano & Hanson for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended August 31, 2005 and 2004 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending November 30, 2004, May 31 and February 28, 2005 were Cdn $55,550 (approximately US$44,483) (2004: Cdn $60,725, or approximately U.S.$45,610).

Audit Related Fees

For the fiscal years ended August 31, 2005 and 2004, the aggregate fees billed for assurance, tax and related services by Amisano Hanson relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was Cdn. $Nil (approximately U.S. $Nil) (2004: Cdn $Nil, or approximately U.S. $Nil).

Tax Fees

For the fiscal years ended August 31, 2005 and 2004, the aggregate fees billed by Amisano Hanson for other non-audit profession services, other than those services listed above, totalled $Nil (2004: $Nil).

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Amisano Hanson is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or
•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

The audit committee has considered the nature and amount of fees billed by Amisano Hanson and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Amisano Hanson’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL YOUTH NETWORK CORP.

By: /s/ Raymond Mol

Raymond Mol, President and Director (Principal Executive Officer)

Date: January 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Raymond Mol

Raymond Mol, President, CEO and Director

Date: January 13, 2006

By: /s/ Daniel Reitzik

Daniel Reitzik, Director

Date: January 13, 2006

By: /s/ William McGinty

William McGinty, Director

Date: January 13, 2006