Form 10QSB
period 2005-11-30
DIGITAL YOUTH NETWORK CORP.
filed 2006-02-22
CIK 1137764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

12,732,890 common shares outstanding as at February 21, 2006

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No [X ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements for the three month period ended November 30, 2005 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended November 30, 2005, include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2005

(Stated in US Dollars)

(Unaudited)

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED BALANCE SHEETS

November 30, 2005 and August 31, 2005

(Stated in US Dollars)

(Unaudited)

	November 30, 2005	August 31, 2005
ASSETS

Current
Cash	$30,656	$212
Accounts receivable	30,973	81,044
Goods and services taxes receivable	3,697	-
Prepaid expenses	7,503	6,018

	72,829	87,274
Capital assets – Note 3	21,183	24,080

	$94,012	$111,354

LIABILITIES

Current
Bank indebtedness	$-	$6,787
Accounts payable and accrued liabilities – Note 6	886,890	856,174
Convertible debentures – Note 4	90,225	88,567

	977,115	951,528

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 5
Authorized:
Unlimited Common shares without par value
Unlimited Preferred shares without par value
Issued:
13,919,987 (August 31,2005: 12,419,987 common shares	1,920,897	1,780,897
Additional capital	119,029	119,029
Accumulated foreign currency translation adjustment	(140,316)	(124,139)
Accumulated deficit	(2,782,713)	(2,615,961)

	(883,103)	(840,174)

	$94,012	$111,354

Nature and Continuance of Operations – Note 1

Commitments – Note 5

Subsequent Events – Notes 5 and 7

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three month periods ended November 30, 2005 and 2004

(Stated in US Dollars)

(Unaudited)

	2005	2004

Revenue	$16,147	$233

Direct costs
Cellular phones and accessories	-	3,369
Text messaging	9,325	6,612

	9,325	9,981

General and Administrative Expenses
Accounting and audit	14,513	17,338
Advertising and promotion	8,634	8,204
Amortization of equipment	2,264	3,070
Bad debt expense	11,561	-
Bank changes and interest	3,760	3,018
Consulting fees	22,977	5,742
Foreign exchange	211	130
Interest on convertible debenture – Note 6	1,341	19,482
Insurance, licenses and dues	1,247	2,894
Legal fees	8,138	14,233
Management fees – Note 6	40,690	52,520
Office, telephone and rent	18,184	18,913
Transfer agent	2,483	4,172
Travel	7,841	7,783
Wages and benefits	29,730	21,786

	173,574	179,285

Net loss for the period	(166,752)	(189,033)

Comprehensive loss
Foreign currency translation adjustment	(16,177)	(76,865)

Comprehensive loss for the period	$(182,929)	$(265,898)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	12,759,273	8,545,375

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three month periods ended November 30, 2005 and 2004

(Stated in US Dollars)

(Unaudited)

	2005	2004

Operating Activities
Net loss for the period	$(166,752)	$(189,033)
Items not affecting cash:
Amortization	2,264	3,070
Provision for bad debts	11,561	-
Convertible debenture beneficial conversion option interest expense	-	18,529
Changes in non-cash working capital balances related to operations:
Accounts receivable	39,574	-
Goods and services taxes receivable	(3,665)	(1,435)
Inventory	-	3,370
Prepaid expenses	(1,361)	-
Accounts payable and accrued liabilities	14,564	111,909

	(103,815)	(53,590)

Financing Activities
Bank indebtedness	(6,787)	(6,370)
Convertible debentures	-	36,204
Common share issuances	140,000	25,600

	133,213	55,434

Effect of foreign currency translation on cash	1,046	(1,186)

Net increase in cash during the period	30,444	658

Cash, beginning of period	212	1,004

Cash, end of period	$30,656	$1,662

Other Supplemental Disclosures

Cash paid during the period for interest	$-	$-

Cash paid during the period for income taxes	$-	$-

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period October 4, 2001 (Date of Inception) to November 30, 2005

(Stated in US Dollars)

(Unaudited)

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

SEE ACCOMPANYING NOTES

Continued

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period October 4, 2001 (Date of Inception) to November 30, 2005

(Stated in US Dollars)

(Unaudited)

				Accumulated
				Foreign
				Currency		Stockholders’
	Common Shares		Additional	Translation	Accumulated	Equity
	Number	Amount	Capital	Adjustment	Deficit	(Deficiency)

Balance forward, August 31, 2003	10,697,008	$ 248,688	$ -	$ (30,783)	$ (543,219)	$ (325,314)
Stock consolidated pursuant to business acquisition	(5,715,294)	239,53	-	-	-	239,353
Issued for cash:
Private placements – at $0.20 per share	573,474	114,695	-	-	-	114,695
– at $0.22 per share	2,453,735	539,822	-	-	-	539,822
– at $0.25 per share	148,357	37,089	-	-	-	37,089
– at $0.30 per share	63,936	19,181	-	-	-	19,181
Less: finders’ fees – for cash	-	(35,564)	-	-	-	(35,564)
– for shares	66,625	-	-	-	-	-
Shares issued for debt settlement – at $0.1325 per share	143,356	18,988	-	-	-	18,988
– at $0.30 per share	41,057	12,317	-	-	-	12,317
Stock-based compensation expense – Note 6	-	-	18,700	-	-	18,700
Convertible debenture beneficial conversion feature – Note 4	-	-	39,700	-	-	39,700
Net loss for the year	-	-	-	-	(1,330,249)	(1,330,249)
Foreign currency translation adjustment	-	-	-	(17,381)	-	(17,381)

Balance, August 31, 2004	8,472,254	1,194,569	58,400	(48,164)	(1,873,468)	(668,663)

.../cont’d

SEE ACCOMPANYING NOTES

Continued

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period October 4, 2001 (Date of Inception) to November 30, 2005

(Stated in US Dollars)

(Unaudited)

				Accumulated
				Foreign
				Currency		Stockholders’
	Common Shares		Additional	Translation	Accumulated	Equity
	Number	Amount	Capital	Adjustment	Deficit	(Deficiency)

Balance forward, August 31, 2004	8,472,254	1,194,569	58,400	(48,164)	(1,873,468)	(668,663)
Issued for cash:
Private placements – at $0.12 per share	209,323	25,119	-	-	-	25,119
– at $0.13 per share	401,688	52,219	-	-	-	52,219
– at $0.15 per share	700,001	105,000	-	-	-	105,000
– at $0.16 per share	50,000	8,000	-	-	-	8,000
– at $0.17 per share	167,712	28,511	-	-	-	28,511
– at $0.20 per share	128,000	25,600	-	-	-	25,600
– at $0.22 per share	68,182	15,000	-	-	-	15,000
Less: finders’ fee – for cash	-	(2,641)	-	-	-	(2,641)
Shares issued for debt settlement – at $0.13 per share	1,658,057	215,548	-	-	-	215,548
– at $0.15 per share	61,107	9,166	-	-	-	9,166
– at $0.20 per share	300,000	60,000	-	-	-	60,000
– at $0.22 per share	203,663	44,806	-	-	-	44,806
Convertible debenture beneficial conversion feature – Notes 4 and 5	-	-	60,629	-	-	60,629
Net loss for the year	-	-	-	-	(742,493)	(742,493)
Foreign currency translation adjustment	-	-	-	(75,975)	-	(75,975)

Balance, August 31, 2005	12,419,987	1,780,897	119,029	(124,139)	(2,615,961)	(840,174)
Issued for cash:
Private placements – at $0.08 per share	500,000	40,000	-	-	-	40,000
– at $0.10 per share	1,000,000	100,000	-	-	-	100,000
Net loss for the three-month period	-	-	-	-	(166,752)	(166,752)
Foreign currency translation adjustment	-	-	-	(16,177)	-	(16,177)

Balance, November 30, 2005	13,919,987	$ 1,920,897	$ 119,029	$ (140,316)	$ (2,782,713)	$ (883,103)

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2005

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

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $2,782,713 since inception and has yet to achieve profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There remains substantial doubt as to the ability of the Company to continue as a going concern. As at November 30, 2005, the Company has a working capital deficiency of $904,286. Management plans to continue to provide for its capital needs by issuing debt and equity securities, as has been the case historically. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern and therefore be required to realize on its assets and discharge its liabilities and commitments at amounts different from those reported in the financial statements.

Note 2	Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America which conform with Canadian generally accepted accounting principles except as disclosed in Note 8. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results could differ from those estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized as follows:

Note 2	Summary of Significant Accounting Policies – (cont’d)

Interim Reporting

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements may not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the three-month period ended November 30, 2005, are not necessarily indicative of the results to be expected for the year ending August 31, 2006.

These unaudited financial statements should be read in conjunction with the audited financial statements of the Company as at August 31, 2005.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3	Capital Assets

November 30, 2005
Accumulated
	Cost	Amortization	Net

Computer and office equipment	$ 56,836	$ 35,653	$ 21,183

August 31, 2005
Accumulated
	Cost	Amortization	Net

Computer and office equipment	$ 56,836	$ 32,756	$ 24,080

SEE ACCOMPANYING NOTES

Note 4	Convertible Debentures

	November 30,	August 31,
	2005	2005

Principal amount of CDN$60,500 (August 31, 2005: CDN$60,500) bears interest at 6% per annum and due on December 31, 2004. The principal and accrued interest is convertible in whole or in part at the option of the holder, into common shares of the Company at a price of $0.19 per share. These debentures are secured by a general security agreement.

	$ 51,741	$ 50,790

Principal amount of CDN$45,000 (August 31, 2005: CDN$45,000) bears interest at 6% per annum and is currently due. The principal and accrued interest is convertible, in whole or in part, at the option of the holder into common shares of the Digital Youth Network Inc. at a price of $0.13 per share. These debentures are secured by a general security agreement over the assets of the Company.	38,484	37,777

	$ 90,225	$ 88,567

SEE ACCOMPANYING NOTES

Note 5	Capital Stock – Notes 4 and 7

Commitments:

a)	Share Purchase Warrants

At November 30, 2005, a total of 4,935,808 share purchase warrants were outstanding.

The following warrants entitle the holder to purchase one common share for each warrant held:

	Exercise
Number	Price	Expiry Date

2,835,128	$0.40	December 31, 2005 (*)
50,000	$0.40	April 15, 2007 (*)
664,668	$0.40	April 30, 2007 (*)
33,333	$0.40	June 30, 2007 (*)
209,323	$0.40	August 31, 2007 (*)
1,000,000	$0.25	December 31, 2007 (*)
143,356	$0.30	June 22, 2009

4,935,808

* The Company has the right to call these warrants at any time after the bid price and the ask price (at the close) for the Company’s share is equal to or greater than $0.60 per share for a period of seven consecutive days on the OTCBB public exchange.

Subsequent to November 30, 2005, 2,835,128 warrants expired unexercised.

b)	Stock-based Compensation Plan

The Company has granted directors and a former director common share purchase options. These options were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

	November 30, 2005		November 30, 2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding and exercisable at beginning and end of period	200,000	$0.25	250,000	$0.25

SEE ACCOMPANYING NOTES

Note 6	Related Party Transactions

The Company was charged the following expenses by directors and a former director of the Company and by a company with a common director:

	Three months ended
	November 30,
	2005	2004

Interest on convertible debentures	$ 579	$ -
Management fees	40,690	52,520

	$ 41,269	$ 52,520

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

At November 30, 2005, accounts payable and accrued liabilities include $245,591 (August 31, 2005:  $246,595) due to directors and a former director of the Company.

At November 30, 2005, a director holds convertible debentures (Note 4) of $38,912 (CDN$45,500) (August 31, 2005:  $38,197 (CDN$45,500)).

Note 7	Subsequent Events – Note 5

Subsequent to November 30, 2005, the Company received subscriptions to issue 50,000 shares at $0.10 per unit for proceeds of $5,000.

Note 8	Differences Between Canadian and United States Accounting Principles

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

The Company’s accounting principles generally accepted in the United States differ from accounting principles generally accepted in Canada as follows:

SEE ACCOMPANYING NOTES

Note 8	Differences Between Canadian and United States Accounting Principles – (cont’d)

Comprehensive Income

Under US GAAP, the statement of operations is separated into net loss and other comprehensive loss, when applicable.

Under Canadian GAAP, comprehensive loss is not separately disclosed as such.

The effect of this difference is as follows:

Statement of Operations

	Three months ended
	November 30,
	2005	2004

Comprehensive loss for the period as reported under US GAAP	$ (182,929)	$ (265,898)
Foreign currency translation adjustment	16,177	76,865

Net loss for the period under Canadian GAAP	$ (166,752)	$ (189,033)

Basic and diluted loss per share under US GAAP	$ (0.01)	$ (0.03)

Basic and diluted loss per share under Canadian GAAP	$ (0.01)	$ (0.02)

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

On October 7, 2003, we acquired approximately 99.99626%, of the issued and outstanding common shares of Digital Youth Network Inc., a federally incorporated Canadian corporation with its principal place of business located at Suite 302, 1040 Hamilton Street, Vancouver, British Columbia, Canada V6B 2R9. Digital Youth Network Inc. is now a subsidiary of our company. Digital Youth Network Inc. was dissolved by Industry Canada on December 14, 2005 for failure to file annual reports. We are currently in the process of reinstating the company.

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

We continue to work with Pacific Newspaper Group Inc. in the creation and publication of a full page “Mobile On Demand” page in the Province newspaper, which is a newspaper of general circulation in the greater Vancouver metropolitan area. We have expanded this project to include four additional major Canadian newspapers – the Ottawa Citizen, the Montreal Gazette, the Edmonton Journal and the Calgary Herald. We are responsible for all design and content of the Mobile On Demand page, which is published weekly in these newspapers. We continue to look for additional media partners with whom we can expand our Mobile on Demand print operation.

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

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended November 30, 2005 and November 30, 2004 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on January 13, 2006, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

Our consolidated audited financial statements and the pre-acquisition financial statements of our subsidiary (the predecessor) are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Three month periods ended November 30, 2005 and November 30, 2004

We have reported a net loss for the three months ended November 30, 2005 of $166,752 ($182,929 after adjustment for foreign currency translation) or $0.01 per share based on a weighted average number of common shares outstanding of 12,759,273, compared to a net loss of $189,033 ($265,898 after adjustment for foreign currency translation) or $0.02 per share for the three months ended November 30, 2004, based on a weighted average number of common shares outstanding of 8,545,375.

During the three months ended November 30, 2005, we had revenue of $16,147, compared to revenue of $233 for the three months ended November 30, 2004.

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

Our general and administrative expenses for the three months ended November 30, 2005 were $173,574 compared to $179,285 for the three months ended November 30, 2004. Overall, this decrease is comprised of decreases in audit and accounting fees, management fees, interest on convertible debentures and a one-time expense for the re-pricing and conversion of a convertible debenture held by one of our directors. These items are broken down as follows:

Wages and benefits increased slightly, from $21,786 for the three months ended November 30, 2004 to $29,730 for the three months ended May 31, 2005, while consulting fees increased from $5,742 in the three months ended November 30, 2004 to $22,977 during the three months ended November 30, 2005. In contrast, management fees for the three months ended November 30, 2005 decreased to $40,690, from $52,520 for the three months ended November 30, 2004. Overall, this increase is due to the addition of two consultants that we retained to assist us in establishing financial controls and procedures and in improving our investor relations program, increases in the amount of monthly compensation that we paid to some of our employees and the consulting fees that we paid to a third party that we retained to help us design the Mobile on Demand page for inclusion in the Province newspaper owned by the Pacific Newspaper Group Inc.

Accounting and audit fees decreased to $14,513 for the three months ended November 30, 2005, compared to $17,338 for the three months ended November 30, 2004. This decrease is due primarily to our retention of a consultant during calendar year 2005, who assisted us in establishing more effective internal controls and accounting procedures.

Liquidity and Capital Resources

As at November 30, 2005

As at November 30, 2005, we had a cash position of $30,656 and a net working capital deficiency of $904,286.

We do not have sufficient cash resources to fund our normal operating expenses, which total approximately Cdn $65,000 per month, for the balance of the fiscal year.

Plan of Operation - Cash Requirements

Over the twelve month period ending November 30, 2006, we anticipate that we will require additional operating capital of approximately $500,000 to fund our working capital requirements. We plan to raise approximately $250,000 of this operating capital from operations and we plan to raise the balance of approximately $250,000 through private placements of our equity securities and/or debt financing. We plan to use this money to attract and sign-up additional member-subscribers, and to pursue and grow our relationships with Digital Advertising Network Inc., Universal Music and other industry partners and sponsors, and to implement our plan to sell downloadable music through the Digital Youth Network, including the implementation of a working plan whereby our subscribers can easily pay for the music that they download.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending November 30, 2006.

Purchase of Significant Equipment

We do not anticipate that we will need to purchase any significant equipment during the next 12 months.

Employees

Prior to the date of our acquisition of our subsidiary company, Digital Youth Network Inc., on October 7, 2003, we had no employees. As at November 30, 2005, we still had no employees but our subsidiary company Digital Youth Network Inc. employed 4 people on a full time basis and a varying number of consultants and casual labour on an as-needed basis. These employees and consultants perform all of the necessary management and accounting functions for our company, in addition to customer service, website design and development, advertising and sales. As at November 30, 2005, we were spending an aggregate of approximately Cdn $65,000 per month on consulting fees, wages, benefits, withholdings for all of our employees, rent and general overhead. We do not anticipate an increase in the number of our employees or consultants, other than fluctuations in the normal course of scheduled promotional events for our subscribers, over the next 12 months.

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

We have an accumulated deficit of $2,782,713 as at November 30, 2005. We had revenue for the three month period ended November 30, 2005 of $16,147 and expenses for the same period of $173,574. At November 30, 2005, we had cash in the bank of $30,656. Our monthly operating expenses are approximately Cdn $65,000. We do not currently have the money necessary to continue our operations and our ability to generate any further revenues is uncertain. If we do not begin to generate significant revenues that enable us to operate profitably, our business will fail.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being November 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer, principal financial officer and principal operating officer. Based upon that evaluation, our management and our board of directors have concluded that our company’s disclosure controls and procedures, especially with regard to our internal controls over financial reporting, are adequate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to two subscription agreements dated May 12, 2005, we have agreed to issue 333,334 units to two non-US persons who are also accredited investors. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until April 30, 2007. These units were sold in offshore transactions to non-US Persons and we relied on the exemption from registration provided in Regulation S and/or Section 4(2) of the Securities Act of 1933, but the certificates have not yet been issued.

Pursuant to a subscription agreement dated July 6, 2005, we agreed to issue 33,333 units to one non-US person who is also an accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until June 30, 2007. These units were sold in offshore transactions to a non-US Person and we relied on the exemption from registration provided in Regulation S and/or Section 4(2) of the Securities Act of 1933, but the certificates have not yet been issued.

Pursuant to a subscription agreement dated August 12, 2005, we agreed to issue 209,323 units to one non-US person who is also an accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until August 31, 2007. These units were sold in offshore transactions to a non-US Person and we relied on the exemption from registration provided in Regulation S and/or Section 4(2) of the Securities Act of 1933, but the certificates have not yet been issued.

Pursuant to a subscription agreement dated December 2, 2005, we agreed to issue 125,000 units to one accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.40 per share for each warrant until December 31, 2005. These shares were sold relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, but the certificates have not yet been issued.

Pursuant to two subscription agreements dated December 15, 2005 and one subscription agreement dated January 20, 2006, we agreed to issue 425,000 shares to three accredited investors. These shares were sold relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, but the certificates have not yet been issued.

Pursuant to a debt settlement and subscription agreement dated January 6, 2005, we agreed to issue 154,993 shares. These units were sold in offshore transactions to a non-US Person and we relied on the exemption from registration provided in Regulation S and/or Section 4(2) of the Securities Act of 1933, but the certificates have not yet been issued.

Pursuant to a debt settlement and subscription agreement dated March 6, 2005, we agreed to issue 300,000 shares. These units were sold in offshore transactions to a non-US Person and we relied on the exemption from registration provided in Regulation S and/or Section 4(2) of the Securities Act of 1933, but the certificates have not yet been issued.

Pursuant to a debt settlement and subscription agreement dated May 31, 2005, we agreed to issue 157,445 shares. These units were sold in offshore transactions to a non-US Person and we relied on the exemption from registration provided in Regulation S and/or Section 4(2) of the Securities Act of 1933, but the certificates have not yet been issued.

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
Wendy Fuller
Edward Skoko

Jason Coull
Dennis Sinclair
Jason Jaspar
Dan Reitzik
Mel Baillie
Raymond Mol
Anthony Marcera
Forge Marketing Ltd.
Jeffrey Haas

10.23	Subscription Agreement dated March 18, 2005 with Mark Spevakow.(9)
10.24	Subscription Agreement dated March 18, 2005 with Robert Spevakow.(9)
10.25	Proposed Revenue Sharing Agreement dated June 1, 2005 with Digital Advertising Network Inc.(10)
10.26	Agreement dated October 19, 2005 with Canadian Wireless Telecommunications Association. (10)
10.27	Agreement with The Edmonton Journal Newspaper. (10)
10.28	Agreement with The Montreal Gazzette Newspaper. (10)
10.29	Agreement dated with The Ottawa Citizen Newspaper. (10)
10.30	Agreement dated with The Calgary Herald Newspaper. (10)
10.31	Subscription Agreement dated November 16, 2005 with Marc Renaud. (10)
10.32	Subscription Agreement dated June 2, 2005 with Mark Nussbaum. (10)
10.33*	Form of Subscription Agreement with the following investors:
Shelly Spevakow
Jayson Spevakow
684631 B.C. Ltd.
Douglas Murakami
David Paden
10.34*	Form of Debt Settlement and Subscription Agreement with the following creditors:
Wendy Fuller
Digitel Systems Inc.
Mer-Lyn Investments Ltd.
338126 Canada Inc.
S&T Stereo Printers Ltd.
10.35*	Form of Subscription Agreement Thomas Bogle, Patrick Paden and Jerome Gisby
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics(4)
(21)	Subsidiaries of our Company

21.1	Digital Youth Network, Inc.
(31)	Section 302 Certifications
31.1*	Certification by Raymond Mol pursuant to Section 302 under the Sarbanes-Oxley Act of 2002
31.2*	Certification by Daniel Reitzik pursuant to Section 302 under the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certifications

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

(6)                   Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2004.

(7)             Incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on January 13, 2005.

(8)                   Incorporate by reference from our Form 10-QSB filed with the Securities and Exchange Commission on February 18, 2005.

(9)                   Incorporate by reference from our Form 10-QSB filed with the Securities and Exchange Commission on April 22, 2005.

(10)           Incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on January 13, 2006.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL YOUTH NETWORK CORP.

By: /s/ Raymond Mol

Raymond Mol, President, Chief Executive Officer and Director

February 22, 2006

By: /s/ Daniel Reitzik

Daniel Reitzik, Director and Chief Operating Officer

February 22, 2006

By: /s/ William McGinty

William McGinty, Director

February 22, 2006