Form 10QSB
period 2006-02-28
DIGITAL YOUTH NETWORK CORP.
filed 2006-05-19
CIK 1137764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

D/ljm/852408.1

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

15,075,484 common shares outstanding as at May 3, 2006

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No [X ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements for the three month period ended February 28, 2006 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended February 28, 2006, include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2006

(Stated in US Dollars)

(Unaudited)

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED BALANCE SHEETS

February 28, 2006 and August 31, 2005

(Stated in US Dollars)

(Unaudited)

		(Restated -
		Note 9)
	February 28,	August 31,
	2006	2005
ASSETS

Current
Cash	$152	$212
Accounts receivable	18,498	81,044
Goods and services taxes receivable	7,631	-
Prepaid expenses	7,369	6,018

	33,650	87,274
Property and equipment – Note 3	29,145	24,080

	$62,795	$111,354

LIABILITIES

Current
Bank indebtedness	$3,886	$6,787
Accounts payable and accrued liabilities – Note 7	909,627	871,174
Convertible debentures – Notes 4 and 7	91,931	88,567

	1,005,444	966,528

STOCKHOLDERS’ DEFICIENCY

Capital stock – Notes 5 and 10
Authorized:
Unlimited Common shares without par value
Unlimited Preferred shares without par value
Issued:
14,683,818 (August 31,2005: 12,419,987) common shares	2,015,149	1,780,897
Additional capital	119,029	119,029
Accumulated foreign currency translation adjustment	(149,690)	(124,645)
Accumulated deficit	(2,927,137)	(2,630,455)

	(942,649)	(855,174)

	$62,795	$111,354

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six month periods ended February 28, 2006 and 2005

(Stated in US Dollars)

(Unaudited)

	Three months ended		Six months ended
	February 28,		February 28,
	2006	2005	2006	2005

Revenue	$28,727	$12,651	$44,874	$12,884

Direct costs
Cellular phones and accessories	-	-	-	3,369
Text messaging	13,440	6,239	22,765	12,851

	13,440	6,239	22,765	16,220

General and administrative expenses
Accounting and audit	5,875	6,611	20,388	23,949
Advertising and promotion	17,273	58,665	25,907	66,869
Amortization	2,385	3,113	4,649	6,183
Bad debt expense (recovery)	(3,456)	-	8,105	-
Bank changes and interest	2,681	2,947	6,441	5,965
Consulting fees	14,591	23,381	37,567	29,123
Foreign exchange (recovery)	(1,268)	(3,709)	(1,056)	(3,579)
Interest on convertible debenture	1,367	2,566	2,708	22,048
Insurance, licenses and dues	1,206	4,161	2,454	7,055
Legal fees	12,798	20,907	20,936	35,140
Management fees – Note 7	44,168	43,095	84,858	95,615
Office, telephone and rent	21,030	19,344	39,214	38,257
Transfer agent and filing fees	4,036	3,215	6,519	7,387
Travel and automobile	6,935	4,022	14,776	11,805
Wages and benefits	15,595	18,250	45,325	40,036

	145,216	206,568	318,791	385,853

Net loss for the period	(129,929)	(200,156)	(296,682)	(389,189)
Comprehensive loss
Foreign currency translation adjustment	8,868	35,146	(25,045)	(41,719)

Comprehensive loss for the period	$(138,797)	$(165,010)	$(321,727)	$(430,908)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding	13,949,293	9,462,574	13,350,995	9,001,440

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six month periods ended February 28, 2006 and 2005

(Stated in US Dollars)

(Unaudited)

	2006	2005
Operating Activities
Net loss for the period	$(296,682)	$(389,189)
Items not affecting cash:
Amortization	4,649	6,183
Convertible debenture beneficial conversion option interest expense	-	18,529
Provision for bad debts	8,105	-
Changes in non-cash working capital balances related to operations:
Accounts receivable	56,741	(13,473)
Goods and services taxes receivable	(7,566)	18,959
Inventory	-	3,419
Prepaid expenses	(1,114)	(18,140)
Accounts payable and accrued liabilities	91,248	230,566

	(144,619)	(143,146)

Investing Activity
Property and equipment acquired	(2,825)	-

Financing Activities
Bank indebtedness	(2,901)	7,524
Common share issuances (net of share issue costs)	150,000	103,689
Convertible debentures	-	36,204

	147,099	147,417

Effect of foreign currency translation on cash	285	(4,996)

Decrease in cash during the period	(60)	(725)

Cash, beginning of period	212	1,004

Cash, end of period	$152	$279

Non-cash Transactions – Note 8

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period October 4, 2001 (Date of Inception) to February 28, 2006

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

SEE ACCOMPANYING NOTES

Continued

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period October 4, 2001 (Date of Inception) to February 28, 2006

(Stated in US Dollars)

(Unaudited)

				Accumulated
				Foreign
				Currency		Stockholders’
	Common Shares		Additional	Translation	Accumulated	Equity
	Number	Amount	Capital	Adjustment	Deficit	(Deficiency)

Balance forward, August 31, 2003	10,697,008	$ 248,688	$ -	$ (30,783)	$ (543,219)	$ (325,314)
Stock consolidated pursuant to business acquisition	(5,715,294)	239,353	-	-	-	239,353
Issued for cash:
Private placements – at $0.20 per share	573,474	114,695	-	-	-	114,695
– at $0.22 per share	2,453,735	539,822	-	-	-	539,822
– at $0.25 per share	148,357	37,089	-	-	-	37,089
– at $0.30 per share	63,936	19,181	-	-	-	19,181
Less: finders’ fees – for cash	-	(35,564)	-	-	-	(35,564)
– for shares	66,625	-	-	-	-	-
Shares issued for debt settlement – at $0.1325 to $0.30 per share	184,413	31,305	-	-	-	31,305
Stock-based compensation expense	-	-	18,700	-	-	18,700
Convertible debenture beneficial conversion feature	-	-	39,700	-	-	39,700
Net loss for the year	-	-	-	-	(1,330,249)	(1,330,249)
Foreign currency translation adjustment	-	-	-	(17,381)	-	(17,381)

Balance, August 31, 2004	8,472,254	1,194,569	58,400	(48,164)	(1,873,468)	(668,663)

.../cont’d

SEE ACCOMPANYING NOTES

Continued

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period October 4, 2001 (Date of Inception) to February 28, 2006

(Stated in US Dollars)

(Unaudited)

				Accumulated
				Foreign
				Currency		Stockholders’
	Common Shares		Additional	Translation	Accumulated	Equity
	Number	Amount	Capital	Adjustment	Deficit	(Deficiency)

Balance forward, August 31, 2004	8,472,254	1,194,569	58,400	(48,164)	(1,873,468)	(668,663)
Issued for cash:
Private placements – at $0.12 per share	209,323	25,119	-	-	-	25,119
– at $0.13 per share	401,688	52,219	-	-	-	52,219
– at $0.15 per share	700,001	105,000	-	-	-	105,000
– at $0.16 per share	50,000	8,000	-	-	-	8,000
– at $0.17 per share	167,712	28,511	-	-	-	28,511
– at $0.20 per share	128,000	25,600	-	-	-	25,600
– at $0.22 per share	68,182	15,000	-	-	-	15,000
Less: finders’ fee – for cash	-	(2,641)	-	-	-	(2,641)
Shares issued for debt settlement – at $0.13 to $0.22 per share	2,222,827	329,520	-	-	-	329,520
Convertible debenture beneficial conversion feature	-	-	60,629	-	-	60,629
Net loss for the year	-	-	-	-	(756,987)	(756,987)
Foreign currency translation adjustment	-	-	-	(76,481)	-	(76,481)

Balance, August 31, 2005	12,419,987	1,780,897	119,029	(124,645)	(2,630,455)	(855,174)
Issued for cash:
Private placements – at $0.08 per share	562,500	45,000	-	-	-	45,000
– at $0.10 per share	1,050,000	105,000	-	-	-	105,000
Shares issued for debt settlement – at $0.10 to $0.16 per share	651,331	84,252	-	-	-	84,252
Net loss for the six-month period	-	-	-	-	(296,682)	(296,682)
Foreign currency translation adjustment	-	-	-	(25,045)	-	(25,045)

Balance, February 28, 2006	14,683,818	2,015,149	$ 119,029	$ (149,690)	$ (2,927,137)	$ (942,649)

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2006

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $2,943,968 since its inception, has a working capital deficiency of $971,794 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Interim Reporting

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements may not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the six-month period ended February 28, 2006 are not necessarily indicative of the results to be expected for the year ending August 31, 2006.

These unaudited financial statements should be read in conjunction with the audited financial statements of the Company as at August 31, 2005.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3	Property and equipment

	February 28, 2006
		Accumulated
	Cost	Amortization	Net

Computer and office equipment	$66,008	$38,654	$27,354
Leasehold improvements	1,869	78	1,791

	$67,877	$38,732	$29,145

	August 31, 2005
		Accumulated
	Cost	Amortization	Net

Computer and office equipment	$56,836	$32,756	$24,080

Note 4	Convertible Debentures

	February 28,	August 31,
	2006	2005

Principal amount of CDN$60,500 (August 31, 2005: CDN$60,500) bears interest at 6% per annum and due on December 31, 2004. The principal and accrued interest is convertible in whole or in part at the option of the holder, into common shares of the Company at a price of $0.19 per share. These debentures are secured by a general security agreement.

	$ 52,719	$ 50,790

Principal amount of CDN$45,000 (August 31, 2005: CDN$45,000) bears interest at 6% per annum and is currently due. The principal and accrued interest is convertible, in whole or in part, at the option of the holder into common shares of the Digital Youth Network Inc. at a price of $0.13 per share. These debentures are secured by a general security agreement over the assets of the Company.	39,212	37,777

	$ 91,931	$ 88,567

Note 5	Capital Stock – Notes 4, 8 and 10

Commitments:

a)	Share Purchase Warrants

At February 28, 2006, a total of 2,100,680 share purchase warrants were outstanding.

The following warrants entitle the holder to purchase one common share for each warrant held:

	Exercise
Number	Price	Expiry Date

50,000	$0.40	April 15, 2007 (*)
664,668	$0.40	April 30, 2007 (*)
33,333	$0.40	June 30, 2007 (*)
209,323	$0.40	August 31, 2007 (*)
1,000,000	$0.25	December 31, 2007 (*)
143,356	$0.30	June 22, 2009

2,100,680

Note 5	Capital Stock – Notes 4, 8 and 10 – (cont’d)

Commitments: – (cont’d)

a)	Share Purchase Warrants – (cont’d)

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

	February 28, 2006		February 28, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding and exercisable at beginning and end of period	200,000	$0.25	250,000	$0.25

Each option entitles the holder the right to acquire one additional common share of the Company at $0.25 until October 7, 2008.

Note 6	Commitments – Note 5

The Company has entered into a lease agreement for its office premises. The term of the lease is three years and expires on December 31, 2008. The annual lease payments due are as follows:

2006	$13,481
2007	13,481
2008	13,481

$40,443

Note 7	Related Party Transactions

The Company was charged the following expenses by directors and a former director of the Company and by a company with a common director:

	Three months ended		Six months ended
	February 28,		February 28,
	2006	2005	2006	2005

Interest on convertible debentures	$ 590	$ -	$ 1,169	$ -
Management fees	44,168	43,095	84,858	95,615

	$ 44,758	$ 43,095	$ 86,027	$ 95,615

At February 28, 2006, accounts payable and accrued liabilities include $222,417 (August 31, 2005:  $246,595) due to directors and a former director of the Company.

At February 28, 2006, a director holds Convertible Debentures (Note 4) of $39,648 (CDN$45,500) (August 31, 2005:  $38,197 (CDN$45,500)).

Note 8	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The following transactions were excluded from the statement of cash flows for the six months ended February 28, 2006.              During the three months ended February 28, 2006, the Company settled debts of $84,252 by issuance of 651,331 shares at prices ranging from $0.10 to $0.16 per share.

The following transactions were excluded from the statement of cash flows for the six months ended February 28, 2005.

i)	On September 1, 2004, the note payable disclosed in Note 5 was exchanged for a convertible debenture disclosed in Note 4.

ii)	In January, 2005, the Company settled debts of $163,528 by issuance of 1,009,220 shares at prices ranging from $0.13 to $0.22 per share.

Note 9	Prior Period Adjustment

The Company has restated the consolidated balance sheet as at August 31, 2005 due to an oversight of information available at the time of the preparation of the August 31, 2005 consolidated financial statements. During the three months ended May 31, 2005, the Company was charged $15,000 for consulting services provided by an unrelated company. These fees were not accounted for and as at August 31, 2005, the related liability was not set up. The result of this oversight was to understate the comprehensive loss for the year ended August 31, 2005 by $15,000. The basic and diluted loss per share for the year ended August 31, 2005 remained unchanged at $0.08 per share.

Note 10	Subsequent Events

Subsequent to February 28, 2006, the Company:

a)	received subscriptions to issue 1,066,666 shares at prices of $0.06 and $0.08 per share for proceeds of $84,000;

b)

received subscriptions for 76,923 units at $0.13 per unit for proceeds of $10,000. Each unit consists of one common share of the Company and one share purchase warrant that entitles the holder to purchase one common share of the Company at $0.25 until December 31, 2007.

Note 11	Comparative Figures

Certain of the prior periods’ comparative figures have been reclassified to conform with the presentation used in the current period.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks enumerated in the section of this quarterly report on Form 10-QSB entitled “Risk Factors”, beginning at page 20, below, that may cause our actual results or the actual results in our industry, of our levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms “we”, “us”, “our” and “Digital Youth” mean our company, Digital Youth Network Corp., and our majority-owned subsidiary DY Mobile Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.

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

On October 7, 2003, we acquired approximately 99.99626%, of the issued and outstanding common shares of Digital Youth Network Inc., a federally incorporated Canadian corporation with its principal place of business located at Suite 302, 1040 Hamilton Street, Vancouver, British Columbia, Canada V6B 2R9. Digital Youth Network Inc. was dissolved by Industry Canada on December 14, 2005 for failure to file annual reports and was reinstated effective May 10, 2006. Upon reinstatement, we changed our subsidiary’s name from Digital Youth Network Inc. to DY Mobile Inc.

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

We have an agreement with Universal Music whereby we distribute “TrueTones” derived from music written by artists represented by Universal Music. TrueTones are recordings of music that play as the ring tone on a cellular telephone. In addition to our agreement with Universal Music for Truetones, we have entered into an agreement with the Canadian Wireless Telecommunication Association whereby consumers will be allowed to text message a particular code to our short code to purchase TrueTones directly from the newspaper or other advertisement where the consumer found the code. Consumers are charged $3.50 per TrueTone, for which the carrier bills them monthly. The carriers remit to our company an amount sufficient to pay commissions to our company and Universal Music, and a royalty for the artist. We keep our commission and remit to Universal Music an amount sufficient to pay their commission and the artists’ royalties, and Universal Music pays the artists’ royalties.

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

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended February 28, 2006 and February 28, 2005 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on January 13, 2006, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

Our consolidated audited financial statements and the pre-acquisition financial statements of our subsidiary (the predecessor) are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Three month periods ended February 28, 2006 and February 28, 2005

We have reported a net loss for the three months ended February 28, 2006 of $129,929 ($138,797) after adjustment for foreign currency translation) or $0.01 per share based on a weighted average number of common shares outstanding of 13,949,293, compared to a net loss of $200,155 ($165,010 after adjustment for foreign currency translation) or $0.02 per share for the three months ended February 28, 2005, based on a weighted average number of common shares outstanding of 9,462,574.

During the three months ended February 28, 2006, we had revenue of $28,727, compared to revenue of $12,651 for the three months ended February 28, 2005.

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

Our general and administrative expenses for the three months ended February 28, 2006 were $145,216 compared to $206,568 for the three months ended February 28, 2005. Overall, this decrease is comprised of decreases in advertising and promotion fees, consulting fees, legal fees, insurance, licenses and dues and wages and benefits. These items are broken down in the following paragraphs.

Wages and benefits decreased slightly, from $18,250 for the three months ended February 28, 2005 to $15,595 for the three months ended February 28, 2006. Consulting fees decreased from $23,381 in the three months ended February 28, 2005 to $14,591 during the three months ended February 28, 2006, while management fees for the three months ended February 28, 2006 increased slightly to $44,168, from $43,095 for the three months ended February 28, 2005.

Advertising and promotion fees decreased to $17,273 for the three months ended February 28, 2006, compared to $58,665 for the three months ended February 28, 2005. This decrease is due primarily to the fact that our business model has changed to focus on the sale of advertising via text messaging and print media as opposed to our previous business model, which required promotion to the digital youth community.

Liquidity and Capital Resources

As at February 28, 2006

As at February 28, 2006, we had a cash position of $152 and a net working capital deficiency of $971,794.

We do not have sufficient cash resources to fund our normal operating expenses, which total approximately CDN $65,000 per month, for the balance of the fiscal year.

Plan of Operation - Cash Requirements

Over the twelve month period ending February 28, 2007, we anticipate that we will require additional operating capital of approximately $500,000 to fund our working capital requirements. We plan to raise approximately $250,000 of this operating capital from operations and we plan to raise the balance of approximately $250,000 through private placements of our equity securities and/or debt financing. We plan to use this money to pursue and grow our relationships with Digital Advertising Network Inc., Universal Music and other industry partners and sponsors, and to implement our plan to sell downloadable music.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending February 28, 2007.

Purchase of Significant Equipment

We do not anticipate that we will need to purchase any significant equipment during the next 12 months.

Employees

Prior to the date of our acquisition of our subsidiary company, DY Mobile Inc., on October 7, 2003, we had no employees. As at May 3, 2006, we still had no employees but our subsidiary company DY Mobile Inc. employed four people on a full time basis (three employees and one consultant) and a varying number of consultants and casual labour on an as-needed basis. These employees and consultant perform all of the necessary management and accounting functions for our company, in addition to customer service, website design and development, advertising and sales. We currently spend an aggregate of approximately CDN $65,000 per month on consulting fees, wages, benefits, withholdings for all of our employees, rent and general overhead. We do not anticipate an increase in the number of our employees or consultants, other than fluctuations in the normal course of scheduled promotional events for our subscribers, over the next 12 months.

Offices

We currently share office space with our subsidiary. Our principal place of business is located at Suite 303, 1847 West Broadway, Vancouver, British Columbia, Canada V6J 1Y6, where we rent approximately 1,023 square feet of office space, together with parking, for a monthly rent of Cdn $2,591.

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

We have not generated any significant revenues since May 1999. If we are unable to obtain additional capital to finance the operation of our business, our business may fail.

We have an accumulated deficit of $2,943,968 as at February 28, 2006. We had revenue for the three month period ended February 28, 2006 of $28,727 and expenses for the same period of $12,651. At February 28, 2006, we had cash in the bank of $152. Our monthly operating expenses are approximately CDN $65,000. Our expenses exceed our revenue. We do not currently have the money necessary to continue our operations. Because we cannot fund our operations from our revenues, we anticipate that we will require additional financing in order to continue to operate and grow our business until we begin to generate revenues in an amount sufficient to pay for our operations. We have historically raised the money we needed for our operations through the sale of our equity securities and we intend to secure any additional financing necessary through private placements of our common shares, but there can be no assurance that any such financing will be available upon terms and conditions acceptable to us, if at all. If we cannot obtain additional financing in a sufficient amount when needed and on terms and conditions acceptable to us, our business could fail.

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

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of establishing a new business opportunity. We cannot be sure that we can successfully address these risks and uncertainties and our failure to do so could have a materially adverse affect on our financial condition.

The loss of some of our present directors and officers could harm our business.

Some of our present officers and directors, who are also officers of our subsidiary, DY Mobile Inc., are key to our continuing operations and we rely upon their continued service and performance, and their knowledge and ability, to maintain our current level of business and to expand our business. Any of these officers or directors could leave our company with little or no prior notice. We cannot be assured that we can persuade these people to continue their employment with our company, or that we can do so on terms that are satisfactory to our company. If we fail to retain these key persons, our business could be harmed.

We rely on third parties for some essential business operations, and disruptions or failures in the services provided by these parties may adversely affect our ability to deliver goods and services to our participating students.

We depend on all of the cellular telephone service providers in Canada for service to the cellular telephones used by our customers, and we depend on Impact Mobile for the ability to communicate across the various networks. This is an essential aspect of our business. We have no control over any of these telecommunications carriers or over

Impact Mobile. We may not be able to maintain satisfactory relationships with any one or more of them on acceptable commercial terms. Further, we cannot be certain that the quality of products and services that they provide will remain at the levels needed to enable us to conduct our subsidiary’s business effectively.

Rapid changes to the technology used in our business may make our technology obsolete or require us to make large capital expenditures.

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

Reports have suggested that certain radio frequency emissions from wireless communications transmission equipment and handsets may be linked to certain medical conditions, such as cancer. Scientific investigations are ongoing to review whether radio emissions from wireless handsets and radio transmitters used in connection with wireless technologies pose health concerns, including interference with hearing aids, pacemakers and other medical equipment and devices. There can be no assurance that the findings from such studies will not have a material adverse effect on our business or will not lead to changes in government regulation. The actual or perceived health risks of wireless communications devices could adversely affect wireless communications service providers through reduced subscriber growth, reduced network usage per subscriber, the threat of product liability lawsuits or reduced availability of financing to the wireless communications industry.

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

To the best of our knowledge, we are not currently subject to any direct federal, state or local regulation in the United States, other than regulations applicable to businesses generally. Upon our acquisition of DY Mobile Inc., we became engaged in the business of providing advertising products in Canada through various media including telecommunications, though we do not directly provide any telecommunications service. The telecommunications industry is highly regulated in Canada and we do not have any direct experience operating in this industry. Our lack of expertise and knowledge concerning this regulatory framework could have an adverse impact on the future development of our business.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being February 28, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer, principal financial officer and principal operating officer. Based upon that evaluation, our management and our board of directors have concluded that our company’s disclosure controls and procedures, especially with regard to our internal controls over financial reporting, are adequate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a subscription agreement dated March 29, 2006, we agreed to issue 312,500 shares to one accredited investor. These shares were issued relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Pursuant to two subscription agreements dated April 5, 2006, we agreed to issue 125,000 shares to two accredited investors. These shares were issued relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Pursuant to a subscription agreement dated April 20, 2006, we agreed to issue 62,500 shares to one accredited investor. These shares were issued relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Pursuant to a subscription agreement dated April 27, 2006, we agreed to issue 76,923 units to one accredited investor. Each unit is comprised of one common share and one share purchase warrant entitling the holder to acquire one common share at $0.25 per share for each warrant until December 31, 2007. These shares were sold relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, but the certificates have not yet been issued.

Pursuant to a subscription agreement dated May 3, 2006, we agreed to issue 312,500 shares to one accredited investor. These shares were sold relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, but the certificates have not yet been issued.

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
Wendy Fuller
Edward Skoko
Jason Coull
Dennis Sinclair

Jason Jaspar
Dan Reitzik
Mel Baillie
Raymond Mol
Anthony Marcera
Forge Marketing Ltd.
Jeffrey Haas

10.23	Subscription Agreement dated March 18, 2005 with Mark Spevakow.(9)
10.24	Subscription Agreement dated March 18, 2005 with Robert Spevakow.(9)
10.25	Proposed Revenue Sharing Agreement dated June 1, 2005 with Digital Advertising Network Inc.(10)
10.26	Agreement dated October 19, 2005 with Canadian Wireless Telecommunications Association. (10)
10.27	Agreement with The Edmonton Journal Newspaper. (10)
10.28	Agreement with The Montreal Gazzette Newspaper. (10)
10.29	Agreement dated with The Ottawa Citizen Newspaper. (10)
10.30	Agreement dated with The Calgary Herald Newspaper. (10)
10.31	Subscription Agreement dated November 16, 2005 with Marc Renaud. (10)
10.32	Subscription Agreement dated June 2, 2005 with Mark Nussbaum. (10)
10.33	Form of Subscription Agreement with the following investors(11)
Shelly Spevakow
Jayson Spevakow
684631 B.C. Ltd.
Douglas Murakami
David Paden
10.34	Form of Debt Settlement and Subscription Agreement with the following creditors(11)
Wendy Fuller
Digitel Systems Inc.
Mer-Lyn Investments Ltd.
338126 Canada Inc.
S&T Stereo Printers Ltd.
10.35	Form of Subscription Agreement with Thomas Bogle, Patrick Paden and Jerome Gisby(11)
10.36*	Form of Subscription Agreement with the following subscribers:
Myron Reinhart
David Paden
Patrick Paden
10.37*	Subscription Agreement with Paul Desjardins

(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics(4)
(21)	Subsidiaries of our Company
21.1	Digital Youth Network, Inc.
(31)	Section 302 Certifications
31.1*	Certification by Raymond Mol pursuant to Section 302 under the Sarbanes-Oxley Act of 2002
31.2*	Certification by Daniel Reitzik pursuant to Section 302 under the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certifications

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

(7)             Incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on January 13, 2005.

(8)                   Incorporate by reference from our Form 10-QSB filed with the Securities and Exchange Commission on February 18, 2005.

(9)                   Incorporate by reference from our Form 10-QSB filed with the Securities and Exchange Commission on April 22, 2005.

(10)           Incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on January 13, 2006.

(11)           Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on February 22, 2006.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL YOUTH NETWORK CORP.

By: /s/ Raymond Mol

Raymond Mol, President, Chief Executive Officer and Director

May 19, 2006

By: /s/ Daniel Reitzik

Daniel Reitzik, Director and Chief Operating Officer

May 19, 2006

By: /s/ William McGinty

William McGinty, Director

May 19, 2006