Form 10QSB
period 2006-05-31
DIGITAL YOUTH NETWORK CORP.
filed 2006-07-20
CIK 1137764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period

Commission file number 0-32715

DIGITAL YOUTH NETWORK CORP. (formerly Ocean Ventures Inc.) (Exact name of small business issuer as specified in its charter)

Alberta, Canada (State or other jurisdiction of incorporation or organization)	98-0343194 (I.R.S. Employer Identification No.)

#303 - 1847 West Broadway Vancouver, BC, Canada V6J 1Y6 (Address of principal executive offices)

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

D/MEP/879795.2

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

15,977,407 common shares outstanding as at July 18, 2006

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No [X ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements for the three month period ended May 31, 2006 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended May 31, 2006, include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

(Stated in US Dollars)

(Unaudited)

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED BALANCE SHEETS

May 31, 2006 and August 31, 2005

(Stated in US Dollars)

(Unaudited)

	May 31,	August 31,
	2006	2005
ASSETS

Current
Cash	$9,761	$212
Accounts receivable	17,510	81,044
Goods and services taxes receivable	13,093	-
Prepaid expenses and deposits	9,218	6,018

	49,582	87,274
Property and equipment – Note 3	27,839	24,080

	$77,421	$111,354

LIABILITIES

Current
Bank indebtedness	$1,076	$6,787
Accounts payable and accrued liabilities – Note 7	923,772	871,174
Unearned revenue	48,319	-
Convertible debentures – Notes 4 and 7	95,709	88,567

	1,068,876	966,528

STOCKHOLDERS’ DEFICIENCY

Capital stock – Notes 5 and 10
Authorized:
Unlimited Common shares without par value
Unlimited Preferred shares without par value
Issued:
16,073,699 (August 31,2005: 12,419,987) common shares	2,133,779	1,780,897
Additional capital	119,029	119,029
Accumulated foreign currency translation adjustment	(181,752)	(124,645)
Accumulated deficit	(3,062,511)	(2,630,455)

	(991,455)	(855,174)

	$77,421	$111,354

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine month periods ended May 31, 2006 and 2005

(Stated in US Dollars)

(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005

Revenue	$36,173	$30,765	$81,047	$43,649

Direct costs
Cellular phones and accessories	-	141	-	3,510
Text messaging	24,388	6,474	47,153	19,325

	24,388	6,615	47,153	22,835

General and administrative expenses
Accounting and audit	7,647	10,680	20,406	34,629
Advertising and promotion	8,826	11,496	34,733	78,365
Amortization	2,550	3,088	7,199	9,271
Bad debt expense	8,552	-	16,657	-
Bank charges and interest	1,818	562	8,259	6,527
Consulting fees	20,523	75,212	65,719	104,335
Foreign exchange	298	639	(758)	(2,940)
Conversion option expense	-	42,100	-	60,629
Interest on convertible debentures – Note 7	1,465	3,944	4,173	7,463
Insurance, licenses and dues	1,589	606	4,043	7,661
Legal fees	8,205	13,292	29,141	48,432
Management fees – Note 7	45,806	37,679	130,664	133,295
Office and rent	12,169	18,654	51,383	56,909
Transfer agent	886	539	7,405	7,926
Travel and automobile	9,680	7,248	24,456	19,053
Wages and benefits	17,145	29,402	62,470	69,439

	147,159	255,141	465,950	640,994

Net loss for the period	(135,374)	(230,991)	(432,056)	(620,180)
Comprehensive loss
Foreign currency translation adjustment	(32,062)	11,022	(57,107)	(30,697)

Comprehensive loss for the period	$(167,436)	$(219,969)	$(489,163)	$(650,877)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.06)

Weighted average number of common shares outstanding	15,492,566	11,714,029	14,072,697	9,909,112

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine month periods ended May 31, 2006 and 2005

(Stated in US Dollars)

(Unaudited)

	2006	2005

Operating Activities
Net loss for the period	$(432,056)	$(620,180)
Items not affecting cash:
Amortization	7,199	9,271
Convertible debenture beneficial conversion option interest expense	-	60,629
Provision for bad debts	16,657	-
Changes in non-cash working capital balances related to operations:
Amounts receivable	50,386	(21,277)
Goods and services taxes receivable	(12,476)	-
Inventory	-	3,494
Prepaid expenses and deposits	(2,588)	(1,395)
Accounts payable and accrued liabilities	87,012	318,080
Unearned revenue	46,808	-

	(239,058)	(251,378)

Investing Activities
Property and equipment acquired	(2,825)	-

Financing Activities
Bank indebtedness	(5,711)	6,272
Common share issuances (net of share issue costs)	251,500	220,475
Convertible debentures	-	36,204

	245,789	262,951

Effect of foreign currency translation on cash	5,643	(11,363)

Increase in cash during the period	9,549	210

Cash, beginning of period	212	1,004

Cash, end of period	$9,761	$1,214

Non-cash Transactions – Note 8

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period August 31, 2004 to May 31, 2006

(Stated in US Dollars)

(Unaudited)

				Accumulated
				Foreign
				Currency		Stockholders’
	Common Shares		Additional	Translation	Accumulated	Equity
	Number	Amount	Capital	Adjustment	Deficit	(Deficiency)

Balance, August 31, 2004	8,472,254	$1,194,569	$ 58,400	$ (48,164)	$ (1,873,468)	$ (668,663)
Issued for cash:
Private placements – at $0.12 per share	209,323	25,119	-	-	-	25,119
– at $0.13 per share	401,688	52,219	-	-	-	52,219
– at $0.15 per share	700,001	105,000	-	-	-	105,000
– at $0.16 per share	50,000	8,000	-	-	-	8,000
– at $0.17 per share	167,712	28,511	-	-	-	28,511
– at $0.20 per share	128,000	25,600	-	-	-	25,600
– at $0.22 per share	68,182	15,000	-	-	-	15,000
Less: finders’ fee – for cash	-	(2,641)	-	-	-	(2,641)
Shares issued for debt settlement – at $0.13 to $0.22 per share	2,222,827	329,520	-	-	-	329,520
Convertible debenture beneficial conversion feature	-	-	60,629	-	-	60,629
Net loss for the year	-	-	-	-	(756,987)	(756,987)
Foreign currency translation adjustment	-	-	-	(76,481)	-	(76,481)

Balance, August 31, 2005	12,419,987	1,780,897	119,029	(124,645)	(2,630,455)	(855,174)
Issued for cash:
Private placements – at $0.06 per share	66,666	4,000				4,000
– at $0.08 per share	1,562,500	125,000	-	-	-	125,000
– at $0.10 per share	1,125,000	112,500	-	-	-	112,500
– at $0.13 per share	76,923	10,000	-	-	-	10,000
Shares issued for debt settlement – at $0.10 to $0.16 per share	822,623	101,382	-	-	-	101,382
Net loss for the nine-month period	-	-	-	-	(432,056)	(432,056)
Foreign currency translation adjustment	-	-	-	(57,107)	-	(57,107)

Balance, May 31, 2006	16,073,699	2,133,779	$ 119,029	$ (181,752)	$ (3,062,511)	$ (991,455)

SEE ACCOMPANYING NOTES

DIGITAL YOUTH NETWORK CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

(Stated in US Dollars)

(Unaudited)

Note 1	Nature and Continuance of Operations

The Company was incorporated on November 22, 1996, under the Business Corporations Act of the Province of Alberta. In January 2000, the Company changed its name to Ocean Ventures Inc and in May, 2004, the Company changed it name to Digital Youth Network Corp. At May 31, 2006, substantially all of the Company’s assets and operations are located and conducted in Canada.

The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America (the “OTCBB”). The Company ceased its prior business on November 30, 1999 and began investigating new business ventures on September 1, 1999. This process ended on October 7, 2003, when the Company completed the acquisition of Digital Youth Network Inc. (“DYNI”), a private company that was incorporated in British Columbia, Canada on October 4, 2001 and continued under the Canada Business Corporations Act on November 12, 2002. The Company’s operations focus on the integration of wireless and internet technologies and print media to provide text messaging and advertising services to customers. On May 10, 2006, DYNI changed its name to DY Mobile Inc.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $3,062,511 since its inception, has a working capital deficiency of $1,019,294 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

May 31, 2006

Stated in US Dollars

(Unaudited) – Page 2

Note 2	Summary of Significant Accounting Policies – (cont’d)

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized as follows:

Interim Reporting

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements may not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the nine-month period ended May 31, 2006 are not necessarily indicative of the results to be expected for the year ending August 31, 2006.

These unaudited financial statements should be read in conjunction with the audited financial statements of the Company as at August 31, 2005.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3	Property and Equipment

May 31, 2006
Accumulated
	Cost	Amortization	Net

Computer and office equipment	$ 68,721	$ 42,671	$ 26,050
Leasehold improvements	1,946	157	1,789

	$ 70,667	$ 42,828	$ 27,839

August 31, 2005
Accumulated
	Cost	Amortization	Net

Computer and office equipment	$ 56,836	$ 32,756	$ 24,080

Digital Youth Network Corp.

Notes to the Interim Consolidated Financial Statements

May 31, 2006

Stated in US Dollars

(Unaudited) – Page 3

Note 4	Convertible Debentures

	May 31,	August 31,
	2006	2005

Principal amount of CDN$60,500 (August 31, 2005: CDN$60,500) bears interest at 6% per annum and is past due. The principal and accrued interest is convertible in whole or in part at the option of the holder, into common shares of the Company at a price of $0.19 per share. These debentures are secured by a general security agreement.

	$ 54,885	$ 50,790

Principal amount of CDN$45,000 (August 31, 2005: CDN$45,000) bears interest at 6% per annum and is past due. The principal and accrued interest is convertible, in whole or in part, at the option of the holder into common shares of the Digital Youth Network Inc. at a price of $0.13 per share. These debentures are secured by a general security agreement over the assets of the Company.	40,824	37,777

	$ 95,709	$ 88,567

Note 5	Capital Stock – Notes 4, 8 and 10

Commitments:

a)	Share Purchase Warrants

At May 31, 2006, a total of 2,252,603 share purchase warrants were outstanding.

The following warrants entitle the holder to purchase one common share for each warrant held:

	Exercise
Number	Price	Expiry Date

50,000	$0.40	April 15, 2007 (*)
664,668	$0.40	April 30, 2007 (*)
33,333	$0.40	June 30, 2007 (*)
209,323	$0.40	August 31, 2007 (*)
1,151,923	$0.25	December 31, 2007 (*)
143,356	$0.30	June 22, 2009

2,252,603

Digital Youth Network Corp.

Notes to the Interim Consolidated Financial Statements

May 31, 2006

Stated in US Dollars

(Unaudited) – Page 4

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

	May 31, 2006		February 28, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding and exercisable at beginning and end of period	200,000	$0.25	250,000	$0.25

Each option entitles the holder the right to acquire one additional common share of the Company at $0.25 until October 7, 2008.

Note 6	Commitments – Note 5

The Company has entered into a lease agreement for its office premises. The term of the lease is three years and expires on December 31, 2008. The approximate annual lease payments due are as follows:

May 31, 2007	$25,420
May 31, 2008	25,420
May 31, 2009	14,828

$65,668

Digital Youth Network Corp.

Notes to the Interim Consolidated Financial Statements

May 31, 2006

Stated in US Dollars

(Unaudited) – Page 5

Note 7	Related Party Transactions

The Company was charged the following expenses by directors of the Company and a company with a common director:

	Three months ended		Nine months ended
	May 31,		May 31,
	2006	2005	2006	2005

Interest on convertible debentures	$ 600	$ 552	$ 1,768	$ 6,382
Management fees	45,806	37,679	130,664	133,295

	$ 46,406	$ 38,231	$ 132,432	$ 139,677

At May 31, 2006, accounts payable and accrued liabilities include $263,535 (August 31, 2005:  $246,595) due to directors of the Company and a company with a common director.

At May 31, 2006, a director holds Convertible Debentures (Note 4) of $41,278 (August 31, 2005:  $38,197).

Note 8	Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The following transactions were excluded from the statement of cash flows for the nine months ended May 31, 2006.

i)	the Company settled debts of $101,381 by issuance of 822,623 shares at prices ranging from $0.10 to $0.16 per share.

The following transactions were excluded from the statement of cash flows for the nine months ended May 31, 2005.

i)	In September 2004, a note payable was exchanged for a convertible debenture disclosed in Note 4.

ii)	In January 2005, the Company settled debts totaling $163,528 by issuance of 1,009,220 shares at prices ranging from $0.13 to $0.22 per share.

Digital Youth Network Corp.

Notes to the Interim Consolidated Financial Statements

May 31, 2006

Stated in US Dollars

(Unaudited) – Page 6

Note 9	Prior Period Adjustment

The Company has restated the comparative figures included in these interim consolidated financial statements due to an oversight of information available at the time of the preparation of the May 31, 2005 interim consolidated financial statements and the August 31, 2005 consolidated financial statements. During the three months ended May 31, 2005, the Company was charged $15,000 for consulting fees provided by an unrelated company. These fees were not accounted for as at August 31, 2005 and the related liability was not set up. The result of this oversight was to understate the accumulated deficit and accounts payable as at August 31, 2005 by $15,000 and understate consulting fees for the three and nine months ended May 31, 2005 by $15,000.

Note 10	Subsequent Events

Subsequent to May 31, 2006, the Company received cash totaling $132,578 in respect to subscriptions to issue 1,521,484 shares at $0.08 - $0.12 per share.

Note 11	Comparative Figures

Certain of the prior periods’ comparative figures have been reclassified to conform with the presentation used in the current period.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks enumerated in the section of this quarterly report on Form 10-QSB entitled “Risk Factors”, beginning at page 18, below, that may cause our actual results or the actual results in our industry, of our levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our Business

We are engaged in the business of developing and executing marketing and advertising campaigns that integrate traditional media with SMS (short message service) text messaging and the promotion and sale of licensed mobile content. Our technology allows wireless subscribers to interact with television, radio and print media to participate in contests and wireless promotions and to request additional information about products or promotions. We generate revenue both from advertisers and consumers.

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

We have an agreement with Digital Advertising Network Inc., an unrelated Canadian company, integrating our SMS messaging capability with Digital Advertising Network Inc.’s large video screens in shopping malls across Canada pursuant to a written agreement. The agreement allows us the exclusive right, on behalf of companies who have enlisted our services, to broadcast promotions that enable patrons to interact with advertisers using SMS messaging in order to receive prizes, coupons and special offers. Our agreement with Digital Advertising Network Inc. provides that we will share revenues derived from these interactive campaigns.

We continue to work with Pacific Newspaper Group Inc. in the creation and publication of a full page “Mobile On Demand” page in the Province newspaper, which is a newspaper of general circulation in the greater Vancouver metropolitan area. The agreement allows us the right to display promotions, on behalf of companies who have enlisted our services, that enable readers to interact with the advertisers using SMS messaging in order to receive prizes, coupons and special offers. We have expanded this project to include four additional major Canadian newspapers – the Ottawa Citizen, the Montreal Gazette, the Edmonton Journal and the Calgary Herald. We are responsible for all design and content of the Mobile On Demand page, which is published weekly in these newspapers. We continue to look for additional media partners with whom we can expand our Mobile on Demand print operation.

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

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended May 31, 2006 and May 31, 2005 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on January 13, 2006, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

Our consolidated audited financial statements and the pre-acquisition financial statements of our subsidiary (the predecessor) are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Three month periods ended May 31, 2006 and May 31, 2005

We have reported a net loss for the three months ended May 31, 2006 of $135,374 ($167,436) after adjustment for foreign currency translation) or $0.01 per share based on a weighted average number of common shares outstanding of 15,492,566, compared to a net loss of $230,991 ($219,969) after adjustment for foreign currency translation) or $0.02 per share for the three months ended May 31, 2005, based on a weighted average number of common shares outstanding of 11,714,029.

During the three months ended May 31, 2006, we had revenue of $36,173, compared to revenue of $30,765 for the three months ended May 31, 2005.

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

Our general and administrative expenses for the three months ended May 31, 2006 were $147,159 compared to $255,141 for the three months ended May 31, 2005. Overall, this decrease is comprised of decreases in advertising and promotion fees, consulting fees, legal fees, insurance, licenses and dues and wages and benefits. These items are broken down in the following paragraphs.

Wages and benefits decreased slightly, from $29,402 for the three months ended May 31, 2005 to $17,145 for the three months ended May 31, 2006. Consulting fees decreased from $75,212 in the three months ended May 31, 2005 to $20,523 during the three months ended May 31, 2006, while management fees for the three months ended May 31, 2006 increased slightly to $45,806, from $37,679 for the three months ended May 31, 2005.

Advertising and promotion fees decreased slightly from $11,496 for the three months ended May 31, 2005 to $8,826 for the three months ended May 31, 2006. This decrease is due primarily to the fact that our business model has changed to focus on the sale of advertising via text messaging and print media as opposed to our previous business model, which required promotion to the digital youth community.

Liquidity and Capital Resources

As at May 31, 2006

As at May 31, 2006, we had a cash position of $9,761 and a net working capital deficiency of $1,019,294.

We do not have sufficient cash resources to fund our normal operating expenses, which total approximately CDN $65,000 per month, for the balance of the fiscal year.

Plan of Operation - Cash Requirements

Over the twelve month period ending May 31, 2007, we anticipate that we will require additional operating capital of approximately $500,000 to fund our working capital requirements. We plan to raise approximately $250,000 of this operating capital from operations and we plan to raise the balance of approximately $250,000 through private placements of our equity securities and/or debt financing. We plan to use this money to pursue and grow our relationships with Digital Advertising Network Inc., Universal Music and other industry partners and sponsors, and to implement our plan to sell downloadable music.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending June 30, 2007.

Purchase of Significant Equipment

We do not anticipate that we will need to purchase any significant equipment during the next 12 months.

Employees

Prior to the date of our acquisition of our subsidiary company, DY Mobile Inc., on October 7, 2003, we had no employees. As at July 19, 2006, we still had no employees but our subsidiary company DY Mobile Inc. employed four people on a full time basis (three employees and one consultant) and a varying number of consultants and casual labour on an as-needed basis. These employees and consultant perform all of the necessary management and accounting functions for our company, in addition to customer service, website design and development, advertising and sales. We currently spend an aggregate of approximately CDN $65,000 per month on consulting fees, wages, benefits, withholdings for all of our employees, rent and general overhead. We do not anticipate an increase in the number of our employees or consultants, other than fluctuations in the normal course of scheduled promotional events for our subscribers, over the next 12 months.

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

We have an accumulated deficit of $3,062,511 as at May 31, 2006. We had revenue for the three month period ended May 31, 2006 of $36,173 and expenses for the same period of $147,159. At May 31, 2006, we had cash in the bank of $9,761. Our monthly operating expenses are approximately CDN $65,000. Our expenses exceed our revenue. We do not currently have the money necessary to continue our operations. Because we cannot fund our operations from our revenues, we anticipate that we will require additional financing in order to continue to operate and grow our business until we begin to generate revenues in an amount sufficient to pay for our operations. We have historically raised the money we needed for our operations through the sale of our equity securities and we intend to secure any additional financing necessary through private placements of our common shares, but there can be no assurance that any such financing will be available upon terms and conditions acceptable to us, if at all. If we cannot obtain additional financing in a sufficient amount when needed and on terms and conditions acceptable to us, our business could fail.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being May 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer, principal financial officer and principal operating officer. Based upon that evaluation, our management and our board of directors have concluded that our company’s disclosure controls and procedures, especially with regard to our internal controls over financial reporting, are adequate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 15, 2006 we agreed to issue 1,250,000 units at a price per unit of $0.08, for a total purchase price of $100,000, to one investor. Each unit is comprised of one common share and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional common share for a purchase price of $0.25 until December 31, 2007, at which time the share purchase warrants will expire. We have the right to force the holder of the warrant to exercise it if at any time the average of the bid price and the ask price (at the close) for our shares on the OTC Bulletin Board is equal to or greater than $0.60 for a period of seven (7) consecutive days. The investor is not a U.S. person, this transaction occurred outside of the United States and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated thereunder.

On July 4, 2006 we agreed to issue to one investor 188,150 units at a price per unit of $ 0.12 for a total purchase price of $22,578. Each unit is comprised of one common share and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional common share for a purchase price of $0.25 until December 31, 2007, at which time the share purchase warrants will expire. We have the right to force the holder of the warrant to exercise it if at any time the average of the bid price and the ask price (at the close) for our shares on the OTC Bulletin Board is equal to or greater than $0.60 for a period of seven (7) consecutive days. The investor is not a U.S. person, this transaction occurred outside of the United States and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated thereunder.

On June 26, 2006 we agreed to issue 1,250,000 shares of our common stock to one accredited investor at a price per share of $0.08 per share for a total purchase price of $122,000.00. These shares were issued to a member of our board of directors who is an accredited investor and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(1) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On June 26, 2006 we agreed to issue 83,334 shares of our common stock to one accredited investor at a price per share of $0.12 per share for a total purchase price of $100,000. These shares were issued to an accredited investor and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(1) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On May 29, 2006 we issued 312,500 shares of our common stock at a price per share of $0.08 for a total purchase price of $25,000. These shares were issued to one accredited investor and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(1) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On May 27, 2006, we issued to one investor 75,000 units at a price per unit of $0.10 for a total purchase price of $7,500. Each unit is comprised of one common share and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional common share for a purchase price of $0.25 until December 31, 2007, at which time the share purchase warrants will expire. We have the right to force the holder of the warrant to exercise it if at any time the average of the bid price and the ask price (at the close) for our shares on the OTC Bulletin Board is equal to or greater than $0.60 for a period of seven (7) consecutive days. The investor is not a U.S. person, this transaction occurred outside of the United States and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated thereunder.

On May 3, 2006 we issued 312,500 shares of our common stock at a price per share of $0.08 for a total purchase price of $25,000. These shares were issued to one accredited investor and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(1) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On April 27, 2006 we issued 76,923 units at a price per unit of $0.13 for a total purchase price of $10,000.00. Each unit is comprised of one common share and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional common share for a purchase price of $0.25 until December 31, 2007, at which time the share purchase warrants will expire. We have the right to force the holder of the warrant to exercise it if at any time the average of the bid price and the ask price (at the close) for our shares on the OTC Bulletin Board is equal to or greater than $0.60 for a period of seven (7) consecutive days. The investor is not a U.S. person, this transaction occurred outside of the United States and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated thereunder.

On April 20, 2006 we issued 62,500 shares of our common stock at a price per share of $0.08 for a total purchase price of $5,000. These shares were issued to one accredited investor and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(1) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On April 5, 2006 we issued 66,666 shares of our common stock at a price per share of $0.06 for a total purchase price of $4,000. These shares were issued to one accredited investor and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(1) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On April 4, 2006 we issued 125,000 shares of common stock at a price per share of $0.08 for a total purchase price of $10,000.00. These shares were issued to one accredited investor and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(1) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On March 29, 2006, we issued 312,500 shares of our common stock at a price per share of $0.08 for a total purchase price of $25,000. These shares were issued to one accredited investor and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(1) thereof and/or Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On June 23, 2006 Jason Jaspar and David Desmond Paden were appointed to our board of directors to fill vacancies left by the resignation of former directors Roland Sartorius and Jerry McKenzie. Mr. Paden was also appointed as our Chief Operating Officer.

On June 29, 2006, Mr. Raymond Mol resigned from all of his offices with our company, though he remains a member of our board of directors. Mr. Daniel Reitzik resigned from his office as our Chief Financial Officer, though he, too, remains a member of our board of directors. Upon accepting these resignations, our board of directors appointed David Desmond Paden as our President, Daniel Reitzik as our Chief Operating Officer and Jason Jaspar as our Chief Financial Officer.

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
Wendy Fuller
Digitel Systems Inc.
Mer-Lyn Investments Ltd.
338126 Canada Inc.
S&T Stereo Printers Ltd.
10.35	Form of Subscription Agreement with Thomas Bogle, Patrick Paden and Jerome Gisby(11)
10.36	Form of Subscription Agreement with the following subscribers: (12)
Jerome Ginsburg
David Paden
Patrick Paden

Myron Reinhart
10.37	Subscription Agreement with Paul Desjardins(12)
10.38*	Subscription Agreement with Cary Skidmore
10.39	Subscription Agreement with DY Pathway Films
10.40	Subscription Agreement, with JR Trust
10.41	Subscription Agreement, with David Desmond Paden
10.42	Subscription Agreement, with Elizabeth Wallace
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics(4)
(21)	Subsidiaries of our Company
21.1	Digital Youth Network, Inc.
(31)	Section 302 Certifications
31.1*	Certification by David Desmond Paden pursuant to Section 302 under the Sarbanes-Oxley Act of 2002
31.2*	Certification by Jason Jaspar pursuant to Section 302 under the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certifications

32.1*      Certification by David Desmond Paden and Jason Jaspar pursuant to Section 906 under the Sarbanes-Oxley Act of 2002

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

(8)                   Incorporate by reference from our Form 10-QSB filed with the Securities and Exchange Commission on February 18, 2005.

(9)                   Incorporate by reference from our Form 10-QSB filed with the Securities and Exchange Commission on April 22, 2005.

(10)           Incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on January 13, 2006.

(11)           Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on February 22, 2006.

(12)           Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on May 19, 2006.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL YOUTH NETWORK CORP.

By: /s/ David Desmond Paden

David Desmond Paden, President, Chief Executive Officer and Director

July 20, 2006

By: /s/ Daniel Reitzik

Daniel Reitzik, Director and Chief Operating Officer

July 20, 2006

By: /s/ William McGinty

William McGinty, Director

July 20, 2006

By: Jason Jaspar

Jason Jaspar, Chief Financial Officer and Director

July 20, 2006

By: /s/ Raymond Mol

Raymond Mol, Director

July 20, 2006