Form 10QSB/A
period 2006-05-31
DIGITAL YOUTH NETWORK CORP.
filed 2006-07-20
CIK 1137764

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

On June 26, 2006 we agreed to issue 1,250,000 shares of our common stock to one accredited investor at a price per share of $0.08 per share for a total purchase price of $100,000.00. These shares were issued to a member of our board of directors who is an accredited investor and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On June 26, 2006 we agreed to issue 83,334 shares of our common stock to one accredited investor at a price per share of $0.12 per share for a total purchase price of $100,000. These shares were issued to an accredited investor and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On May 29, 2006 we issued 312,500 shares of our common stock at a price per share of $0.08 for a total purchase price of $25,000. These shares were issued to one accredited investor and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

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

On May 3, 2006 we issued 312,500 shares of our common stock at a price per share of $0.08 for a total purchase price of $25,000. These shares were issued to one accredited investor and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

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

On April 20, 2006 we issued 62,500 shares of our common stock at a price per share of $0.08 for a total purchase price of $5,000. These shares were issued to one accredited investor and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On April 5, 2006 we issued 66,666 shares of our common stock at a price per share of $0.06 for a total purchase price of $4,000. These shares were issued to one accredited investor and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On April 4, 2006 we issued 125,000 shares of common stock at a price per share of $0.08 for a total purchase price of $10,000.00. These shares were issued to one accredited investor and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On March 29, 2006, we issued 312,500 shares of our common stock at a price per share of $0.08 for a total purchase price of $25,000. These shares were issued to one accredited investor and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

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